Form 10-Q
period 2019-03-31
RMD Entertainment Group
filed 2019-07-12
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-56041

RMD ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1701678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jl. Gaharu No.2B, Graha Harmoni Building, 5th Floor,

Kota Medan, Sumatera Utara, 20235, Indonesia

(Address of principal executive offices)

+6261-80512888

(Issuer’s telephone number)

____________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Number of shares outstanding of each of the issuer’s classes of common equity, as of June 25, 2019: 20,000 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

RMD Entertainment Group, Inc.

Balance Sheets

As of March 31, 2019 and December 31, 2018

	March 31, 2019	December 31, 2018
Assets
Current assets
Prepaid expenses	$4,583	$833
Total current assets	4,583	833
Total assets	$4,583	$833

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$12,900	$–
Due to shareholders	55,070	46,982
Convertible note payable – shareholder	50,000	50,000
Total current liabilities	117,970	96,982
Total liabilities	117,970	96,982

Stockholders’ deficit
Convertible Preferred stock, $0.001 par value, 1,000,000 share authorized issued and outstanding	1,000	1,000
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 9,885,028 shares issued and outstanding as of March 31, 2019 and December 31, 2018 and outstanding	99	99
Additional paid-in capital	2,013,242	2,013,242
Accumulated deficit	(2,127,728)	(2,110,490)
Total stockholders’ deficit	(113,387)	(96,149)
Total liabilities and stockholders’ deficit	$4,583	833

See accompanying notes to financial statements.

RMD Entertainment Group, Inc.

Statements of Operations

For the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Revenue	$–	$–
Cost of Sales	–	–
Gross Profit	–	–

Operating Expenses
Professional fees	14,900	–
General & administrative expenses	2,338	1,347
Total operating expenses	17,238	1,347

Loss from operations	(17,238)	(1,347)

Other income (expenses)
Debt forgiven	–	–
Interest expenses	–	–
Total other income (expenses)	–	–

Net income (loss)	$(17,238)	$(1,347)

Weighted and diluted average shares outstanding	9,885,028	9,885,028

Basic and diluted income (loss) per share	$–	$–

See accompanying notes to financial statements.

RMD Entertainment Group, Inc.

Statements of Stockholders’ Deficit

For Three Months Ended March 31, 2019

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2018	1,000,000	$1,000	9,885,028	$99	$2,013,242	$(2,071,341)	$(57,000)
Stock issuance for services
Net income (loss)	–	–	–	–	0	(39,149)	(39,149)
Balance December 31, 2018	1,000,000	1,000	9,885,028	99	2,013,242	(2,110,490)	(96,149)
Stock issuance for services			–	–			–
Net income (loss)	–	–	–	–	–	(17,238)	(17,238)
Balance March 31, 2019	1,000,000	$1,000	9,885,028	$99	$2,013,242	$(2,127,728)	$(113,387)

See accompanying notes to financial statements.

RMD Entertainment Group, Inc.

Statements of Cash Flow

For the Three Months Ended March 31, 2019 and 2018

	2019	2018
Cash flows from operating activities
Net income (loss)	$(17,238)	$(1,347)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable and accrued expenses	12,900	–
Prepaid expenses	(3,750)	(4,583)
Due to shareholders	8,088	5,930
Net cash provided by (used in) operating activities	–	–

Cash flows from financing activities
Net cash provided by (used in) financing activities	–	–

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–

See accompanying notes to financial statements.

RMD Entertainment Group, Inc.

Notes to Financial Statements

NOTE 1 - NATURE OF BUSINESS ORGANIZATION

RMD Entertainment Group, Inc. (“RMD”, or the “Company”) was originally formed on August 22, 2000 as a Nevada corporation. On June 30, 2017, the Company re-domiciled as a Delaware Corporation. Now a non-operating holding company, historically the company has been involved in investment in gaming and vending businesses, with a primary focus on the entertainment, travel and leisure industries. Current management acquired control of the Company through purchase of preferred shares of the Company on October 13, 2017, which gives current management a majority of the voting power of the outstanding stock of the Company. The Company is in the process of identifying operating businesses that are potential candidates for acquisition.

NOTE 2 – BASIC PRESENTATION

Interim financial statements

The unaudited interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 and notes thereto included in the Company’s Form 10. The Company follows the same accounting policies it used in the Company’s Form 10 in the preparation of this interim report. Results of operations for the interim period are not indicative of annual results.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services, and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company adopted this ASU on January 1, 2019 with no material impact on the Company’s financial statements.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the application of the disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this new rule beginning its financial reporting for the quarter ended March 31, 2019. Upon the adoption of this rule, the Company will include the Statements of Stockholders’ Deficit with each interim reporting.

NOTE 3 – CONVERTIBLE NOTE PAYABLE – Related Party

The convertible note payable as of March 31, 2019 and December 31, 2018 consisted of one non-interest bearing note payable due on demand and convertible at the option of the holder into common shares at the conversion price of $0.001 per share. The note, originally dated February 24, 2014 and amended on October 1, 2017 was initially held by a third-party creditor of the Company. Under the original February 24, 2014 Note, the principal amount of indebtedness was $115,000. On October 1, 2017, the third-party creditor agreed to forgive $65,000 in indebtedness and the balance of the Convertible Note became $50,000 as a result. On October 11, 2017, the note was sold to Mr. Seng Yeap Kok for a purchase price of $5,000. As of July 8, 2019, no amount of the principal has been repaid and the balance of the Convertible Note remains $50,000.

NOTE 4 - EQUITY

The Company is authorized to issue 5,000,000 shares of convertible preferred stock with a par value of $0.0001. As of December 31, 2018 and 2017, the number of issued and outstanding shares of Series A preferred stock was 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at a rate of 1:15,000 into common stock, and each outstanding share of the Series A preferred stock has the right to one vote for each share of common stock into which such preferred stock could then be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe for, or otherwise acquire stock of any class of the Company.

Due to the limit of the number of shares of common stock authorized, there was a limited number of share available for the conversion. As of December 31, 2018 and 2017, the limited numbers of shares were 2,971,816 and 122,971,816, respectively.

During 2017, the Company issued 120,000,000 shares of common stock, which were valued at $1,200, as compensation for the Company’s CEO at the time.

On January 28, 2019, the Board approved and filed the amendment for a reverse common stock split at a ratio of 1,000:1. The par value of the common shares remains at $0.00001 per share.

The Company is authorized to issue 9,888,000,000 shares common stock with a par value of $0.00001 per share. As of March 31, 2019 and December 31, 2018, the number of issued and outstanding shares of common stock was 9,885,028.

NOTE 5 – PRIOR PERIOD ADJUSTMENTS

As indicated in Note 4, On January 28, 2019, the Board approved and filed the amendment for a reverse common stock split at a ratio of 1,000:1. The par value of the common shares remains at $0.00001 per share. For comparative financial statements, we have adjusted the prior period presentation in equity section on the balance sheet and statement of shareholders’ deficits. The following illustrates the presentations before and after the adjustments:

	Before	Adjustments	Adjusted

Shares issued and outstanding	9,885,028,189	1,000 : 1 split	9,885,028
Common stock	98,850	(98,751)	99
Additional paid-in capital	1,914,491	98,751	2,013,242

NOTE 6 – RELATED PARTIES TRANSACTIONS

During the normal course of business, the Company has some transactions with its related parties. During the three months ended March 31, 2019 and 2018, the major shareholder paid $8,088 and $5,930 for the Company expenses, respectively.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing the financial statements with the Securities and Exchange Commission, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” and elsewhere in this Form 10. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

This discussion is intended to further the reader’s understanding of the Company’s financial condition and results of operations and should be read in conjunction with the Company’s financial statements and related notes included elsewhere herein. This discussion also contains forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this Annual Report and in the Company’s other SEC filings. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. The Company is not party to any transactions that would be considered “off balance sheet” pursuant to disclosure requirements under Item 303(c) of Regulation S-K.

Overview

The Company is a non-operating holding company. Historically, the Company has been involved and invested in gaming and vending businesses, the focus of which was on the entertainment, travel and leisure industries. Current management acquired control of the Company through purchase of preferred shares on October 13, 2017 and is in the process of identifying operating businesses that are potential candidates for acquisition.

Critical Accounting Policies

The relevant accounting policies are listed below.

Basis of Accounting

The basis is United States generally accepted accounting principles.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three months ended March 31, 2019 and 2018.

Comprehensive Income (Loss)

Net income (loss) is equal to comprehensive income (loss).

Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets consist of net operating loss carry forwards. The net deferred tax asset has been fully offset by a valuation allowance because of the Company’s history of losses. Utilization of operating losses and credits may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Due to our lack of revenues, we have not incurred any tax obligations for the three ended March 31, 2019. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS generally for three years after they file.

Year end

The Company’s fiscal year-end is December 31.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We adopted this new rule beginning with its financial reporting for the quarter ending March 31, 2019. Upon adoption, the Company will include its Statements of Stockholders’ Deficit with each interim reporting.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. All of the guidance will be effective for the Company in the fiscal year beginning October 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of more than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning October 1, 2019.

Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures. In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.

The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014- 09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for the Company in the fiscal year beginning October 1, 2018, with an option to adopt the standard for the fiscal year beginning October 1, 2017. The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard. Nor has it determined the effect of the standard on its financial statements and related disclosures.

Results of Operations

Capitalization

The following table sets forth, as of March 31, 2019, the capitalization of RMD Entertainment Group on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

In January 2019, the Company made a reverse split of the stock at 1,000:1 and as of March 31, 2019, the table shows as follows:

Common stock, $0.00001 par value; 9,885,028 shares issued and outstanding at March 31, 2019	$99
Additional paid-in capital	2,013,242
Deficit accumulated during development stage	(2,127,728)

Total stockholders’ equity (deficit)	$(113,387)

Results of Operations for the three months ended March 31, 2019 and 2018

For the three months ended March 31, 2019 and 2018, we had no revenue.

Costs of revenue during these above same periods were $0.

For the three months ended March 31, 2019 and 2018, professional and administrative expenses were $17,238 and $1,347, respectively. These costs were primarily the costs for the daily operations and legal services.

For the three months ended March 31, 2019 and 2018, professional expenses were $14,900 and $0. The legal expenses in three months ended March 31, 2019 were mainly due to SEC filing preparations.

For the three months ended March 31, 2019 and 2018, general and administrative expenses were $2,338 and $1,347. Costs incurred were primarily general and administrative expenses.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $113,387 with an accumulated deficit of $2,127,728. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of any product research and development that we will perform for the term of our plan of operation

The Company is a shell company with no operations and do not have specific products. Our research and development will depend on future merger with an operational company or companies.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such, items are not required by us at this time.

Significant changes in the number of employees

As of March 31, 2019, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees.

Liquidity and Capital Resources

As of March 31 2019, we had cash of approximately $0.

A critical component of our operating plan impacting our continued existence is our ability to obtain additional capital through additional equity and/or debt financing.

We have limited financial resources available, which has had an adverse impact on our liquidity, activities and operations.  These limitations have adversely affected our ability to obtain certain projects and pursue additional business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. In order for us to remain a going concern, we will need to obtain additional capital.  Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), from other funding sources at market rates of interest, or a combination of these.  The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to us, or at all.

As a result of our current cash status, no officer or director received cash compensation through March 31, 2019.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect our business, results of operations and financial condition.  Any future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available on terms favorable to us, or at all, and such financing, if available, might be dilutive.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from product sales when all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this Item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. Our President (principal executive officer) and our Treasurer (principal financial officer) (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

During the first quarter of 2019, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this Item is not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Statement of Operations for the three months period ended March 31, 2019 and 2018, (iii) Statement of Cash Flows for the three months period ended March 31, 2019 and 2018, (iv) Statement of Stockholders’ Deficit for the period ended March 31, 2019 and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMD Entertainment Group, Inc.

Dated: July 12, 2019	By:	/s/ Rudi Hudaya
Rudi Hudaya
Chief Executive Officer

