Form 10-Q
period 2019-06-30
RMD Entertainment Group
filed 2019-08-14
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2019

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

+6261-80512888

(Issuer’s telephone number)

____________________________
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

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2019: 9,920,254 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

RMD Entertainment Group, Inc.

Balance Sheets

As of June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018
Assets
Current assets
Prepaid expenses	$3,333	$833
Total current assets	3,333	833
Total assets	$3,333	$833

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$13,655	$–
Due to shareholders	121,912	46,982
Convertible note payable – shareholder	50,000	50,000
Total current liabilities	185,567	96,982
Total liabilities	185,567	96,982

Stockholders’ deficit
Convertible Preferred stock, $0.001 par value, 1,000,000 share authorized issued and outstanding	1,000	1,000
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 9,920,254 shares issued and outstanding as of June 30, 2019 and December 31, 2018	99	99
Additional paid-in capital	2,013,242	2,013,242
Accumulated deficit	(2,196,575)	(2,110,490)
Total stockholders’ deficit	(182,234)	(96,149)
Total liabilities and stockholders’ deficit	$3,333	$833

See accompanying notes to financial statements.

RMD Entertainment Group, Inc.

Statements of Operations

For the Three Months and Six Months Ended June 30, 2019 and 2018

	For the Three months ended June 30,		For the Six months ended June 30,
	2019	2018	2019	2018
	$	$	$	$

Net sales	–	–	–	–
Cost of sales	–	–	–	–

Gross Profit	–	–	–	–
Professional fees	17,655	–	78,853
General and administrative expenses	4,894	2,150	7,232	3,497

Operating loss before income taxes	22,549	2,150	86,085	3,497
Income taxes	–	–	–	–

Net loss and comprehensive loss	(22,549)	(2,150)	(86,085)	(3,497)

Loss per share of common stock - Basic and diluted	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average shares of common stock - Basic and diluted	9,920,254	9,920,254	9,920,254	9,920,254

See accompanying notes to financial statements.

RMD Entertainment Group, Inc.

Statements of Stockholders’ Deficit

For Six Months Ended June 30, 2019

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2018	1,000,000	$1,000	9,,920,254	$99	$2,013,242	$(2,071,341)	$(57,000)
Stock issuance for services
Net income (loss)	–	–	–	–	0	(39,149)	(39,149)
Balance December 31, 2018	1,000,000	1,000	9,920,254	99	2,013,242	(2,110,490)	(96,149)
Stock issuance for services	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	(86,085)	(86,085)
Balance June 30, 2019	1,000,000	$1,000	9,920,254	$99	$2,013,242	$(2,196,575)	$(182,234)

See accompanying notes to financial statements.

RMD Entertainment Group, Inc.

Statements of Cash Flow

For the Six Months Ended June 30, 2019 and 2018

	2019	2018
Cash flows from operating activities
Net income (loss)	$(86,085)	$(3,497)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable and accrued expenses	13,655	–
Prepaid expenses	(2,500)	(3,333)
Due to shareholders	74,930	6,830
Net cash provided by (used in) operating activities	–	–

Cash flows from financing activities
Net cash provided by (used in) financing activities	–	–

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–

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

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the application of the disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this new rule beginning its financial reporting for the quarter ended March 31, 2019. Upon the adoption of this rule, the Company has included the Statements of Stockholders’ Deficit with each interim reporting.

NOTE 3 – CONVERTIBLE NOTE PAYABLE – Related Party

The convertible note payable as of June 30, 2019 and December 31, 2018 consisted of one non-interest bearing note payable due on demand and convertible at the option of the holder into common shares at the conversion price of $0.001 per share. The note, originally dated February 24, 2014 and amended on October 1, 2017 was initially held by a third-party creditor of the Company. Under the original February 24, 2014 Note, the principal amount of indebtedness was $115,000. On October 1, 2017, the third-party creditor agreed to forgive $65,000 in indebtedness and the balance of the Convertible Note became $50,000 as a result. On October 11, 2017, the note was sold to Mr. Seng Yeap Kok for a purchase price of $5,000. As of the issuance of these financial statements, no amount of the principal has been repaid and the balance of the Convertible Note remains $50,000.

NOTE 4 - EQUITY

The Company is authorized to issue 5,000,000 shares of convertible preferred stock with a par value of $0.0001. As of December 31, 2018 and 2017, the number of issued and outstanding shares of Series A preferred stock was 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at a rate of 1:15 into common stock, and each outstanding share of the Series A preferred stock has the right to one vote for each share of common stock into which such preferred stock could then be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe for, or otherwise acquire stock of any class of the Company.

During 2017, the Company issued 120,000,000 shares of common stock, which were valued at $1,200, as compensation for the Company’s CEO at the time.

On January 28, 2019, the Board approved and filed the amendment for a reverse common stock split at a ratio of 1,000:1. The par value of the common shares remains at $0.00001 per share.

The Company is authorized to issue 9,888,000,000 shares common stock with a par value of $0.00001 per share. As of June 30, 2019 and December 31, 2018, the number of issued and outstanding shares of common stock was 9,920,254.

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

	Before	Adjustments	Adjusted

Shares issued and outstanding	9,885,028,189	1,000 : 1 split	9,920,254
Common stock	98,850	(98,751)	99
Additional paid-in capital	1,914,491	98,751	2,013,242

NOTE 6 – RELATED PARTIES TRANSACTIONS

During the normal course of business, the Company has some transactions with its related parties. During the three months ended June 30, 2019 and 2018, the majority shareholder paid $66,842 and $900; and during the six months ended June 30, 2019 and 2018, the majority shareholder paid $74,930 and $6,830, for the Company’s expenses, respectively. As of June 30, 2019 and December 31, 2018, the balances due to shareholder were 121,912 and 46,982, respectively.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing the financial statements with the Securities and Exchange Commission, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements and would require adjustment or disclosure thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-Q. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” and elsewhere in this Form 10-Q. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three months and six months ended June 30, 2019 and 2018.

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

Due to our lack of revenues, we have not incurred any tax obligations for the three months and six months ended June 30, 2019, and 2018. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted.  Adoption of this ASU does not have material impact on the Company’s financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. All of the guidance was effective for the Company in the fiscal year beginning October 1, 2017. Early adoption is permitted. Adoption of this ASU does not have material impact on the Company’s financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. There is no material impact to adopt this ASU.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014- 09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for the Company in the fiscal year beginning October 1, 2018, with an option to adopt the standard for the fiscal year beginning October 1, 2017. The adoption of this ASU does not have material impact on the company’s financial statements and disclosures.

Results of Operations

Capitalization

The following table sets forth, as of June 30, 2019, the capitalization of RMD on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

In January 2019, the Company made a reverse split of the stock at 1,000:1 and as of June 30, 2019, the table shows as follows:

Common stock, $0.00001 par value; 9,920,254 shares issued and outstanding at June 30, 2019	$99
Additional paid-in capital	2,013,242
Deficit accumulated during development stage	(2,196,575)

Total stockholders’ equity (deficit)	$(182,234)

Results of Operations for the three months and six months ended June 30, 2019 and 2018

For the three months and six months ended June 30, 2019 and 2018, we had no revenue.

Costs of revenue during these above same periods were $0.

For the three months ended June 30, 2019 and 2018, professional and administrative expenses were $22,549 and $2,150, respectively. For the six months ended June 30, 2019 and 2018, professional and administrative expenses were $86,085 and $3,497, respectively. These costs were primarily the costs for the daily operations and legal services.

For the three months ended June 30, 2019 and 2018, professional expenses were $17,655 and $0. For the six months ended June 30, 2019 and 2018, professional expenses were $78,853 and $0. The legal expenses in three months and six months ended June 30, 2019 were mainly due to SEC filing preparations.

For the three months ended June 30, 2019 and 2018, general and administrative expenses were $4,894 and $2,150, respectively. For the six months ended June 30, 2019 and 2018, general and administrative expenses were $7,232 and $3,497, respectively. Costs incurred were primarily SEC filing and other administrative expenses.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $182,234 with an accumulated deficit of $2,196,575. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of any product research and development that we will perform for the term of our plan of operation

The Company is a shell company with no operations and does not have specific products. Our research and development will depend on future merger with an operational company or companies.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such, items are not required by us at this time.

Significant changes in the number of employees

As of June 30, 2019, we did not have any paid employees. We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees.

Liquidity and Capital Resources

As of June 30,2019, we had cash of approximately $0.

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

As a result of our current cash status, no officer or director received cash compensation through June 30, 2019.

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

During the second quarter of 2019, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Statement of Operations for the three months period ended June 30, 2019 and 2018, (iii) Statement of Cash Flows for the three months period ended June 30, 2019 and 2018, (iv) Statement of Stockholders’ Deficit for the period ended June 30, 2019 and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMD Entertainment Group, Inc.

Dated: August 14, 2019	By:	/s/ Seng Yeap Kok
Seng Yeap Kok
Chief Executive Officer

