Form 10-Q
period 2019-09-30
RMD Entertainment Group
filed 2019-11-12
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-56041

RMD ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1701678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jl. Gaharu No. 2B, Graha Harmoni Building, 5th Floor,

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 6, 2019: 9,920,254 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

RMD Entertainment Group, Inc.

Balance Sheets

As of September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Prepaid expenses	$2,083	$833
Total current assets	2,083	833
Total assets	$2,083	$833

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,563	$–
Due to shareholders	152,177	46,982
Convertible note payable – shareholder	50,000	50,000
Total current liabilities	204,740	96,982
Total liabilities	204,740	96,982

Stockholders’ deficit
Convertible Preferred stock, $0.001 par value, 1,000,000 share authorized issued and outstanding	1,000	1,000
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 9,920,254 shares issued and outstanding as of September 30, 2019 and December 31, 2018	99	99
Additional paid-in capital	2,013,242	2,013,242
Accumulated deficit	(2,216,998)	(2,110,490)
Total stockholders’ deficit	(202,657)	(96,149)
Total liabilities and stockholders’ deficit	$2,083	$833

See accompanying notes to financial statements.

RMD Entertainment Group, Inc.

Statements of Operations

For the Three Months and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	For the Three months ended September 30,		For the Nine months ended September 30,
	2019	2018	2019	2018
	$	$	$	$

Net sales	–	–	–	–
Cost of sales	–	–	–	–

Gross Profit	–	–	–	–

Professional fees	16,855	–	95,708
General and administrative expenses	3,568	2,150	10,800	5,647

Operating loss before income taxes	20,423	2,150	106,508	5,647
Income taxes	–	–	–	–

Net loss and comprehensive loss	(20,423)	(2,150)	(106,508)	(5,647)

Loss per share of common stock - Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares of common stock - Basic and diluted	74,920,254	74,920,254	74,920,254	74,920,254

See accompanying notes to financial statements.

RMD Entertainment Group, Inc.

Statements of Stockholders’ Deficit

For Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2018	1,000,000	$1,000	9,920,254	$99	$2,013,242	$(2,110,490)	$(96,149)
Stock issuance for services	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	(106,508)	(106,508)
Balance September 30, 2019	1,000,000	1,000	9,920,254	99	2,013,242	(2,216,998)	(202,657)

Balance December 31, 2017	1,000,000	1,000	9,920,254	99	2,013,242	(2,071,341)	(57,000)
Stock issuance for services	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	(5,647)	(5,647)
Balance September 30, 2018	1,000,000	$1,000	9,920,254	$99	$2,013,242	$(2,076,988)	$(62,647)

See accompanying notes to financial statements.

RMD Entertainment Group, Inc.

Statements of Cash Flow

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	2019	2018
Cash flows from operating activities
Net income (loss)	$(106,508)	$(5,647)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable and accrued expenses	2,563	–
Prepaid expenses	(1,250)	(2,083)
Due to shareholders	105,195	7,730
Net cash provided by (used in) operating activities	–	–

Cash flows from financing activities
Net cash provided by (used in) financing activities	–	–

Cash flows from investing activities
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Cash paid for income tax	$–	$–
Interest paid	$–	$–

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $202,657 with an accumulated deficit of $2,216,998. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the application of the disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this new rule beginning its financial reporting for the quarter ended March 31, 2019. Upon the adoption of this rule, the Company has included the Statements of Stockholders’ Deficit with each interim reporting. The Company, based on further understanding of SEC Release No. 33-10532, made some modification on the presentation of the changes in stockholders’ equity that is more in compliance with the SEC rule.

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

NOTE 3 – CONVERTIBLE NOTE PAYABLE – Related Party

The convertible note payable as of September 30, 2019 and December 31, 2018 consisted of one non-interest bearing note payable due on demand and convertible at the option of the holder into common shares at the conversion price of $0.001 per share. The note, originally dated February 24, 2014 and amended on October 1, 2017 was initially held by a third-party creditor of the Company. Under the original February 24, 2014 Note, the principal amount of indebtedness was $115,000. On October 1, 2017, the third-party creditor agreed to forgive $65,000 in indebtedness and the balance of the Convertible Note became $50,000 as a result. On October 11, 2017, the Convertible Note was sold to Mr. Seng Yeap Kok for a purchase price of $5,000. As of the issuance of these financial statements, no amount of the principal has been repaid and the balance of the Convertible Note remains $50,000.

NOTE 4 - EQUITY

The Company is authorized to issue 5,000,000 shares of convertible preferred stock with a par value of $0.0001. As of September 30, 2019 and December 31, 2018, the number of issued and outstanding shares of Series A preferred stock was 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at a rate of 1:15 into common stock, and each outstanding share of the Series A preferred stock has the right to one vote for each share of common stock into which such preferred stock could then be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe for, or otherwise acquire stock of any class of the Company.

During 2017, the Company issued 120,000,000 shares of common stock, which were valued at $1,200, as compensation for the Company’s CEO at the time.

On January 28, 2019, the Board approved and filed the amendment for a reverse common stock split at a ratio of 1,000:1. The par value of the common shares remains at $0.00001 per share.

The Company is authorized to issue 9,888,000,000 shares common stock with a par value of $0.00001 per share. As of September 30, 2019 and December 31, 2018, the number of issued and outstanding shares of common stock was 9,920,254.

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

	Before	Adjustments	Adjusted

Shares issued and outstanding	9,885,028,189	1,000 : 1 split	9,920,254
Common stock	$98,850	$(98,751)	$99
Additional paid-in capital	$1,914,491	$98,751	$2,013,242

NOTE 6 – RELATED PARTIES TRANSACTIONS

During the normal course of business, the Company has some transactions with its related parties. During the three months ended September 30, 2019 and 2018, the majority shareholder paid $30,265 and $900; and during the nine months ended September 30, 2019 and 2018, the majority shareholder paid $105,195 and $7,730, for the Company’s expenses, respectively. As of September 30, 2019 and December 31, 2018, the balances due to shareholder were $152,177 and $46,982, respectively.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing the financial statements with the Securities and Exchange Commission, the date the financial statements were available to be issued.

On October 31, 2019, the majority shareholder of the Company converted $55,070 of the balance of $152,177 due him as of September 30, 2019 into 55,070,000 shares of Common Stock at a price of $0.001 per share.

Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements and would require adjustment or disclosure thereto.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three months and nine months ended September 30, 2019 and 2018.

Comprehensive Income (Loss)

Net income (loss) is equal to comprehensive income (loss).

Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets consist of net operating loss carry forwards. The net deferred tax asset has been fully offset by a valuation allowance because of the Company’s history of losses. Utilization of operating losses and credits may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Due to our lack of revenues, we have not incurred any tax obligations for the three months and nine months ended September 30, 2019, and 2018. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

Results of Operations

Capitalization

The following table sets forth, as of September 30, 2019, the capitalization of RMD on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

In January 2019, the Company made a reverse split of the stock at 1,000:1 and as of September 30, 2019, the table shows as follows:

Common stock, $0.00001 par value; 9,920,254 shares issued and outstanding at September 30, 2019	$99
Additional paid-in capital	2,013,242
Deficit accumulated during development stage	(2,216,998)

Total stockholders’ equity (deficit)	$(202,657)

Results of Operations for the three months and nine months ended September 30, 2019 and 2018

For the three months and nine months ended September 30, 2019 and 2018, we had no revenue.

Costs of revenue during these above same periods were $0.

For the three months ended September, 2019 and 2018, professional and administrative expenses were $20,423 and $2,150, respectively. For the nine months ended September 30, 2019 and 2018, professional and administrative expenses were $106,508 and $5,647, respectively. These costs were primarily the costs for the daily operations and legal services.

For the three months ended September 30, 2019 and 2018, professional expenses were $16,855 and $0. For the nine months ended September 30, 2019 and 2018, professional expenses were $95,708 and $0. The legal expenses in three months and nine months ended September 30, 2019 were mainly due to SEC filing preparations.

For the three months ended September 30, 2019 and 2018, general and administrative expenses were $3,568 and $2,150, respectively. For the nine months ended September 30, 2019 and 2018, general and administrative expenses were $10,800 and $5,647, respectively. Costs incurred were primarily SEC filing and other administrative expenses.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $202,657 with an accumulated deficit of $2,216,998. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of September 30, 2019, we did not have any paid employees. We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of approximately $0.

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

 As a result of our current cash status, no officer or director received cash compensation through September 30, 2019.

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

During the third quarter of 2019, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Statement of Operations for the three months period ended September 30, 2019 and 2018, (iii) Statement of Cash Flows for the three months period ended September 30, 2019 and 2018, (iv) Statement of Stockholders’ Deficit for the period ended September 30, 2019 and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMD Entertainment Group, Inc.

Dated: November 12, 2019	By:	/s/ Seng Yeap Kok
Seng Yeap Kok
Chief Executive Officer

