Form 10-K
period 2019-12-31
TechCom, Inc.
filed 2020-04-23
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the fiscal year ended December 31, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-53749

Techcom, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1701678
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jl. Gaharu No.2B, Graha Harmoni Building, 5th Floor,

Kota Medan, Sumatera Utara, 20235, Indonesia

(Address of Principal Executive Offices)

+6261-80512888 (Issuer’s Telephone Number)

RMD Entertainment Group, Inc.

(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐	Non-Accelerated filer ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter is $198,405.

Number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2019: 64,990,254 shares of Common Stock, par value US $0.001.

Forward Looking Statements

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

PART I

ITEM 1.	BUSINESS

Overview

TechCom, Inc. (formerly RMD Entertainment Group, Inc.), which may also be referred to we, us, our, or the Company, was organized on August 22, 2000 under the laws of the State of Nevada, as UgoMedia Interactive Corporation. We have gone through several changes in lines of business since our incorporation.

On October 17, 2009, we acquired Beijing Innotrek Technology Co. Ltd, a Chinese company based in Beijing, China (“Innotrek”). As a subsidiary of TechCom, Inc., Innotrek engaged in the research and development of broadband technology products in China. Innotrek specialized in high technology network communications and offered broadband technology installation services to hotels. Its products included (i) a system that makes use of various wired mediums, (ii) a cable modem and (iii) security and monitoring products. The company also distributed computers, network equipment, storage devices, and software products.

On June 30, 2017, the Company re-domiciled in Delaware and ceased being a Nevada corporation.

Pursuant to a Stock Purchase Agreement dated October 6, 2017 and a Note Purchase Agreement dated October 11, 2017, Kok Seng Yeap obtained 1,000,000 shares of the Company’s convertible preferred stock and a convertible note in the amount of $50,000, the combination of which gave him a majority of the voting power of all outstanding shares of the Company.

On February 26, 2020, the Company filed a Certificate of Amendment with Delaware to change its name to TechCom, Inc. The Company is awaiting the approval of FINRA for the market effectiveness of the name change.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and as of December 31, 2019 a stockholders deficit of $159,297 with an accumulated deficit of $2,228,708. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business

Currently, we have no active operations.

Research and Development

We have not incurred any research and development costs in the fiscal years ended December 31, 2018 or 2019.

Employees

As of April 15, 2020, the Company has two officers: Mr. Kok Seng Yeap as Chief Executive Officer, and Mr. Lau Chew Chye as Chief Financial Officer.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to any action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Intellectual Property

We have not obtained any copyrights, patents or trademarks. We do not anticipate filing any copyright or trademark applications related to any assets over the next 12 months.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business; however, we will have to comply with all applicable export and import regulations.

ITEM 1A.	RISK FACTORS

This information is not required of smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We do not own any property. Our executive offices are located at Jl. Gaharu No.2B, Graha Harmoni Building, 5th Floor, Kota Medan, Sumatera Utara, 20235, Indonesia.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2019 as reported by the OTC Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock
2019	High	Low	2018	High	Low
Quarter ended March 31, 2019	$0.1	$0.001	Quarter ended March 31, 2018	$0.2	$0.1
Quarter ended June 30, 2019	$0.1	$0.001	Quarter ended June 30, 2018	$0.1	$0.001
Quarter ended September 30, 2019	$0.03	$0.0052	Quarter ended September 30, 2018	$0.1	$0.001
Quarter ended December 31, 2019	$0.02	$ 0.006	Quarter ended December 31, 2018	$0.1	$0.001

Holders

As of December 31, 2019, we had 64,990,254 shares of our common stock issued and outstanding, and held by 176 persons.

In general, pursuant to Rule 144 adopted under the Securities Act of 1933, a shareholder who owns restricted shares of a company which files periodic reports with the Securities and Exchange Commission and who has a holding period of at least six months, is entitled to sell such shares in accordance with the provisions of Rule 144. In the event the shareholder is a non-affiliate of the issuer, he or she may make unlimited public resales of shares under Rule 144 provided that the current public information requirement is satisfied. A non-affiliate who has a holding period of more than one year, may make unlimited resales of shares without compliance with any other requirement of Rule 144. Persons who are affiliates of the issuer must comply with all requirements of Rule 144 in conjunction with resales of their shares including the current public information requirement, the volume limitations, the manner of sale requirements and the filing of a Form 144. Therefore, the possible sale of our currently outstanding shares pursuant to Rule 144 may, in the future, have a depressive effect on the price of our common stock in the over-the-counter market.

Dividends

We have never declared or paid a dividend on our common stock and, because we have very limited resources and a substantial accumulated deficit, we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. Rather, we intend to retain earnings, if any, for the continued operation and expansion of our business. It is unlikely, therefore, that the holders of our common stock will have an opportunity to profit from anything other than potential appreciation in the value of our common shares held by them. If you require dividend income, you should not rely on an investment in our common stock.

Equity Compensation Plans

We do not currently have any equity compensation plans.

Performance Graph

This information is not required of smaller reporting companies.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2019 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2019.

Issuer Purchases of Equity Securities.

None.

ITEM 6.	SELECTED FINANCIAL DATA

This information is not required of smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-K. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed elsewhere in this Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Overview

The Company is a non-operating holding company. Historically the Company located and invested in gaming and vending businesses. Focus was on the entertainment, travel and leisure industries. Current management acquired control of the Company through purchase of preferred shares on October 13, 2017 and is in the process of identifying operating businesses that are potential candidates for acquisition.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the years ended December 31, 2019 and December 31, 2018.

Comprehensive Income (Loss)

Net income (loss) is equal to comprehensive income (loss).

Income Taxes

H.R. 1 (the “Tax Reform Law”), effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulting in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduced the federal corporate tax rate from 34% to 21% effective January 1, 2018 for the Company.

At December 31, 2019 and 2018, the Company had net operating losses (“NOL”) for income tax purposes. The Company has NOL carry-forwards for Federal income tax purposes of $2.23 million and $2.11 million at December 31, 2019 and 2018, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s deferred tax of approximately $0.47 million as of December 31, 2019, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2019 and 2018 are as follows:

	2019	2018*
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$468,029	$443,203
Less: valuation allowance	(468,029)	(443,203)
Deferred tax assets, net of valuation allowance	$–	$–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018*
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax (No state operations)	–%	–%
Change in valuation allowance on net operating loss carry-forwards	21.00%	21.00%
Effective income tax rate	0.00%	0.00%

* Prior year disclosures have been adjusted according to the new tax law effective January 1, 2018.

Year end

The Company’s fiscal year-end is December 31.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of more than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning after December 15, 2018. Adoption of this ASU does not have material impact on the Company’s financial statements.

Results of Operations

Capitalization

The following table sets forth, as of December 31, 2019 and 2018, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

December 31, 2018 Actual:

Preferred stock, $0.001 par; 1,000,000 shares issued and outstanding at December 31, 2018	$1,000
Common stock, $0.00001 par; 9,920,254 shares issued and outstanding at December 31, 2018	$99
Additional paid-in capital	$2,013,242
Deficit accumulated during development stage	(2,110,490)

Total stockholders’ equity (deficit)	$(96,149)

December 31, 2019 Actual:

Preferred stock, $0.001 par; 1,000,000 shares issued and outstanding at December 31, 2019	$1,000
Common stock, $0.00001 par; 64,990,254 shares issued and outstanding at December 31, 2019	$650
Additional paid-in capital	$2,067,761
Deficit accumulated during development stage	(2,228,708)

Total stockholders’ equity (deficit)	$(159,297)

Results of Operations for the years ended December 31, 2019 and December 31, 2018

For the year ended December 31, 2019 and 2018, we had no revenue.

Costs of revenue during these same periods were $0.

For the years ended December 31, 2019 and December 31, 2018, professional and administrative expenses were $118,218 and $39,149, respectively. These costs were primarily the costs for the daily operations and legal services.

For the years ended December 31, 2019 and December 31, 2018, professional expenses were $104,244 and $31,600. The legal expenses in 2019 and 2018 were mainly due to SEC filing preparations.

For the years ended December 31, 2019 and December 31, 2018, general and administrative expenses were $13,974 and $7,549. Costs incurred were primarily general and administrative expenses.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $159,297 with an accumulated deficit of $2,228,708. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of December 31, 2019, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees, consultants and professionals; however, the exact number is not certain at this time.

Liquidity and Capital Resources

As of December 31 2019, we had cash of approximately $0.

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

As a result of our current cash status, no officer or director received cash compensation through the fiscal year ended December 31, 2019.

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

Critical Accounting Policies and Estimates

Revenue Recognition:  We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required of smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TECHCOM, Inc. (FKA RMD Entertainment Group, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TECHCOM, Inc. (FKA RMD Entertainment Group, Inc.) (the Company) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

As discussed in Note 2 to the financial statements, as of December 31, 2019, the Company experienced an accumulated deficit of $2,228,708 and suffered from continuous losses for the year ended December 31, 2019. Management’s plans in regard to this matter are described in Note 2.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RH CPA

We have served as the Company’s auditor since 2019.

Bayside, New York April 13, 2020

TechCom, Inc.

Balance Sheets

As of December 31, 2019 and 2018

Assets	December 31, 2019	December 31, 2018
Current assets
Prepaid expenses	$833	$833
Total current assets	833	833
Total assets	$833	$833
Liabilities and Stockholders’ Deficit
Current liabilities
Due to shareholders	110,130	46,982
Convertible note payable – shareholder	50,000	50,000
Total current liabilities	160,130	96,982
Total liabilities	160,130	96,982
Stockholders’ deficit
Convertible Preferred stock, $0.001 par value, 1,000,000 share authorized issued and outstanding	1,000	1,000
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 and 9,920,254 shares issued and outstanding as of December 31, 2019 and 2018	650	99
Additional paid-in capital	2,067,761	2,013,242
Accumulated deficit	(2,228,708)	(2,110,490)
Total stockholders’ deficit	(159,297)	(96,149)

Total liabilities and stockholders’ deficit	$833	$833

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Years Ended December 31, 2019 and 2018

	2019	2018
Revenue	$–	$–
Costs of Sales	–	–

Gross Profit	–	–
Operating Expenses
Professional fees	104,244	31,600
General & administrative expenses	13,974	7,549
Total operating expenses	118,218	39,149
Loss from operations	(118,218)	(39,149)
Other income (expenses)
Debt forgiven	–	–
Interest expenses	–	–
Total other income (expenses)	–	–
Net income (loss)	$(118,218)	$(39,149)

Weighted average (loss) per share	$(0.006)	$(0.004)
Weighted average shares outstanding	19,274,610	9,920,254 *

_______________________

*The 2018 calculation for loss per share changed to be comparable to the calculation for 2019.

See accompanying notes to financial statements

TechCom, Inc.

Statement of Stockholders’ Deficit

For the years ended December 31, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2018	1,000,000	$1,000	9,920,254	$99	$2,013,242	$(2,071,341)	$(57,000)
Stock issuance for services
Net income (loss)	–	–	–	–	–	(39,149)	(39,149)
Balance December 31, 2018	1,000,000	1,000	9,920,254	99	2,013,242	(2,110,490)	(96,149)
Debt to equity conversion	–	–	55,070,000	551	54,519	–	55,070
Net income (loss)	–	–	–	–	–	(118,218)	(118,218)
Balance December 31, 2019	1,000,000	$1,000	64,990,254	$650	$2,067,761	$(2,228,708)	$(159,297)

See accompanying notes to financial statements

TechCom, Inc.

Statement of Cash Flows

For the years ended December 31, 2019 and 2018

Cash flows from operating activities	2019	2018
Net income (loss)	$(118,218)	$(39,149)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Prepaid expenses	–	(833)
Due to shareholders	118,218	39,982
Net cash provided by (used in) operating activities	–	–

Cash flows from financing activities
Net cash provided by (used in) financing activities	–	–
	–	–
Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents
Cash and cash equivalents, beginning of period
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–
Income taxes paid	$–	$–
Supplemental disclosure of non-cash financing activities:
Debt to equity conversion	$55,070	$–

See accompanying notes to financial statements

TechCom, Inc.

Notes to the Financial Statements

NOTE 1 - NATURE OF BUSINESS ORGANIZATION

TechCom, Inc. was originally formed on August 22, 2000 as a Nevada corporation. It was re-domiciled on June 30, 2017 as a Delaware Corporation. TechCom, Inc. is a non-operating holding company. Historically the company located and invested in gaming and vending businesses. Focus was on the entertainment, travel and leisure Industries. Current management acquired control of the corporation through purchase of preferred shares from shareholder advocates on October 13, 2017 and is in the process of identifying operating businesses who are potential candidates for acquisition.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $159,297 with an accumulated deficit of $2,228,708. The Company intends attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash equivalents include demand deposits, money market funds, and all highly liquid debt instructions with original maturities of three months or less.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments, primarily, cash, debt, etc. The carrying amounts of current assets and current liabilities approximate their fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

CONCENTRATIONS AND CREDIT RISKS

The Company’s financial instruments that are exposed to concentrations and credit risk primarily consist of its cash, sales and accounts receivable.

Cash - The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

PROPERTY, EQUIPMENT AND LONG-LIVED ASSETS

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets, five years, utilizing the straight method. Maintenance and repairs are expensed as incurred. Expenditures which significantly increase value or extend useful asset lives are capitalized. When property or equipment is sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the undepreciated balance is warranted.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

REVENUE RECOGNITION

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No.

2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation

In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

SHARE-BASED COMPENSATION

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized in the period of grant.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of December 31, 2019 and 2018.

EARNINGS PER SHARE

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted and diluted average number of shares of common stock outstanding at December 31, 2019 and 2018.

FORGIVENESS OF INDEBTEDNESS

The Company follows the guidance of AS 470.10 related to debt forgiveness and extinguishment. Debts of the Company are considered extinguished when the statute of limitations in the applicable jurisdiction expires or when terminated by judicial authority such as the granting of a declaratory judgment. Debts to related parties or shareholders are treated as capital transactions when forgiven or extinguished and credited to additional paid in capital. Debts to non-related parties are treated as other income when forgiven or extinguished. The Company carries a loan payable with the original principal balance of $115,000 without interest by a third party creditor. On October 1, 2017, the note creditor agreed to forgive $65,000 and the balance became $50,000 after the debt was forgiven. In exchange of the debt forgiven, the Company agreed that the note is convertible at $0.001 per share of the Company’s common stock, but not delusive.

On October 11, 2017, the note was sold to the major shareholder of the Company.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of more than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning after December 15, 2018. Adoption of this ASU does not have material impact on the Company’s financial statements.

NOTE 3 - INCOME TAXES

H.R. 1 (the “Tax Reform Law”) effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulting in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduced the federal corporate tax rate from 34% to 21% effective January 1, 2018 for the Company.

At December 31, 2019 and 2018, the Company had net operating losses (“NOL”) for income tax purposes. The Company has NOL carry-forwards for Federal income tax purposes of $2.23 million and $2.11 million at December 31, 2019 and 2018, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s deferred tax of approximately $0.47 million as of December 31, 2019, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2019 and 2018 are as follows:

	2019	2018*
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$468,029	$443,203
Less: valuation allowance	(468,029)	(443,203)
Deferred tax assets, net of valuation allowance	$–	$–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2018 and 2017 is as follows:

	2019	2018*
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax (No state operations)	–%	–%
Change in valuation allowance on net operating loss carry-forwards	21.00%	21.00%
Effective income tax rate	0.00%	0.00%

*Prior year disclosures have been adjusted according to the new tax law effective January 1, 2018.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Risks and Uncertainties

The Company’s operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

The Company does not have employment contracts with its key employees, including the controlling shareholders who are officers of the Company.

Legal and other matters

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company. The Company's management is unaware of any pending or threatened assertions and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 5 – CONVERTIBLE NOTE PAYABLE – Related Party

The convertible note payable as of December 31, 2019 and 2018 consisted of one non-interest bearing note payable due on demand and convertible at the option of the holder into common shares at the conversion price of $0.001 per share. The creditor of the convertible note payable was a third party at balance of $115,000. On October 1, 2017, the note creditor agreed to forgive $65,000 and the balance became $50,000 after the debt was forgiven. In exchange of the debt forgiven, the Company agreed that the note is convertible at $0.001 per share of the Company’s common stock but not dilutive. On October 11, 2017, the note was sold to Mr. Kok, Seng Yeap, who became the major shareholder of the Company. As of December 31, 2019 and 2018, the balances of the note payable remained $50,000.

NOTE 6 - EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of December 31, 2019 and 2018, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15,000, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Corporation.

During 2017, the Company issued 120,000,000 shares of common stock, which were valued at $1,200, as compensation for the Company’s CEO at the time.

On January 28, 2019, the Board approved and filed the amendment for a reverse common stock split at a ratio of 1,000:1. The par value of the common shares remained at $0.00001 per share.

On October 31, 2019, the majority shareholder of the Company converted $55,070 due him into 55,070,000 shares of Common Stock at a price of $0.001 per share.

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of December 31, 2019 and 2018, the outstanding shares of common stock were 64,990,254 and 9,920,254, respectively.

NOTE 7 – PRIOR PERIOD ADJUSTMENTS

As indicated in Note 4, On January 28, 2019, the Board approved and filed the amendment for a reverse common stock split at a ratio of 1,000:1. The par value of the common shares remained at $0.00001 per share. For comparative financial statements, we have adjusted the prior period presentation in equity section on the balance sheet and statement of shareholders’ deficits. The following illustrates the presentations before and after the adjustments:

	Before	Adjustments	Adjusted

Shares issued and outstanding	9,885,028,189	1,000 : 1 split	9,920,254
Common stock	$98,850	$(98,751)	$99
Additional paid-in capital	$1,914,491	$98,751	$2,013,242

NOTE 8 – RELATED PARTIES TRANSACTIONS

During the normal course of business, the Company has some transactions with its related parties. During the years ended December 31, 2019 and 2018, there were the following related party transactions:

On October 11, 2017, the creditor of the note payable sold the note to the major shareholder of the Company as disclosed in Note 5.

In 2019 and 2018, the major shareholder paid $118,218 and $39,982 for the Company expenses, respectively.

As disclosed in Note 6, on October 31, 2019, the Company’s major shareholder converted the debt the Company owed him in the amount of $55,070 to 55,070,000 shares of common stock.

As of December 31, 2019 and 2018, the balances due to shareholders were $110,130 and $46,982, respectively.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing the financial statements with the Securities and Exchange Commission, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that is reportable except the following:

On February 26, 2020, the Company, by the approval of the board, filed an amendment with the state of Delaware and changed the Company’s name to TechCom, Inc. from RMD Entertainment Group, Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since inception, our principal independent accountant has neither resigned, declined to stand for re-election, nor been dismissed by our directors.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at December 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of April 15, 2020.

Name	Age	Principal Position	Appointment/Resignation date
Kok Seng Yeap	43	Director, Chairman and Chief Executive Officer	August 6, 2019

Lau Chew Chye	44	Director, Chief Financial Officer	August 6, 2019

Mr. Kok Seng Yeap has spent a total of over 15 years in the financial industry for the corporate sector as an expert in the financial industry, particularly in Private Banking, Insurance, Pre IPO, Financial Engineering and Corporate Acquisition & Merger transactions. He also has significant marketing experience through working in multinational corporations including Great Eastern Life Assurance Berhad, Prudential Assurance Berhad, Pacific Unit Trust Berhad, and as a legal professional will writer in Rockwill Sdn Bhd. in 2013. He is a Life Insurance Practitioner with the qualification obtained from the Malaysia Insurance Institute. Currently, Mr. Kok Seng Yeap serves as a Director of ELG Bank Limited, the Executive Chairman for EXSULAR Insurance Corporation Limited, and the Managing Director of NobleCorp Asset Management Ltd. Mr. Kok Seng Yeap graduated from the Global University (GULL), USA with a Masters in Finance and Management.

Mr. Lau Chew Chye has served as the Deputy General Director of Asia Trade City Development Co., Ltd and in that capacity, was involved in a development project of Vietnam-Singapore Industries Park and the planning, implementation and operations of Asia Trade City Project. Currently, he is associated with GIC Land (HK) Co. Limited where he works on project management consultancy, mobile airtime services, and money remittance services. Mr. Lau Chew Chye holds a Bachelor’s Degree in Accountancy from the Association of International Accountants in the UK and a Master of Business Administration from Honolulu University.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Legal Proceedings

During the past ten years, none of our directors, executive officers or control persons have been involved in any of the following events:

•	any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

•	any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions (other than settlements of civil proceedings among private parties); and

•	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Code of Ethics

We have adopted a written Code of Ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, or persons performing similar functions. We will make a copy of our Code of Ethics available to anyone upon written request.

Board Nominations

There have been no material changes to the Company’s procedures by which stockholders may recommend nominees to the Board of Directors.

Audit Committee Matters

The Company does not have a formal Audit Committee. All matters are handled by the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2019, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officers

None of the Company’s Named Executive Officers have received compensation for their management services to the Company since our inception. Future compensation of officers will be determined by the Board of Directors based upon our financial condition and performance, our financial requirements, and individual performance of each officer.

We do not have an employment agreement with the Company’s Named Executive Officers. Further, we have no compensatory plans or arrangements, including payments to be received from the Company, with respect to either Executive Officer or any other of our employees, which would in any way result in payments to any such person because of resignation, retirement or other termination of such person's employment with us, or any change in control of the Company, or a change in the person's responsibilities following such a change in control.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our executive officers and employees.

Directors

Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time. In 2019 and 2018, we did not pay cash compensation to our directors for services as directors.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

This information is not required of smaller reporting companies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2019. The information in this table provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 20,000 shares of common stock currently outstanding and no additional shares potentially acquired within sixty days.

Name and Address of Beneficial Owner (1)	Sole Voting and Investment Power	Shared Voting and Investment Power	Total Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Kok Seng Yeap	55,070,000	–	55,070,000	84.7%
All directors and executive officers as a group	55,070,000	–	55,070,000	84.7%

(1)	The address of each person is c/o of the Company unless otherwise indicated herein. Except as otherwise noted, all shares are owned of record and beneficially.

Change of Control Arrangements

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors have advanced funds on an interest-free basis, with no maturity date, from inception for working. Amounts advanced totaled $118,218 in 2019 and $39,982 in 2018. The principal shareholder converted $55,070 of such indebtedness to 55,070,00 shares of common stock on October 31, 2019, resulting in a balance due of $110,130 as of December 31, 2019.

As of the date of this Annual Report, we have no standing committees and our entire board of directors serves as our audit and compensation committees. We have determined that none of our directors are independent based on an analysis of the standards for independence set forth in NASDAQ listing standards and SEC rule. If we undertake to qualify our common stock for quotation in the over-the-counter market, we may need to ensure we meet any eligibility requirements with respect to independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The audit fees billed by our independent registered accounting firm RH CPA was $6,600 for the audit services rendered for the year 2019 and $7,000 for the audit services rendered for the year 2018. The aggregate fees for 2019 and 2018 was $136,000.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2019.

Tax Fees

During the year ended December 31, 2019, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the year ended December 31, 2019, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15.	EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of TechCom, Inc. dated June 30, 2017 (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of TechCom, Inc. dated January 28, 2019 (1)

3.3*	Certificate of Amendment of the Certificate of Incorporation of TechCom,Inc. dated February 26, 2020

3.4	By-Laws of TechCom, Inc. (1)

4.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock $.0001 Par Value of TechCom, Inc. dated January 2, 2019 (1)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2019 and 2018, (ii) Statement of Operations for the years ended December 31, 2019 and 2018, (iii) Statement of Stockholders’ Deficit for the years ended December 31, 2019 and 2018, and (iv) Statement of Cash Flows for the years ended December 31, 2019 and 2018, (v) Notes to Financial Statements.

*Filed herewith

(1)  Filed as an exhibit to the Company's Form 10 filed on April 1, 2019

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of April, 2020.

TECHCOM, INC.

Date: April 23, 2020	By: /s/ Kok Seng Yeap
Kok Seng Yeap
Chief Executive Officer By: /s/ Lau Chew Chye Lau Chew Chye Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kok Seng Yeap	Director, Chief Executive Officer	April 23, 2020
Kok Seng Yeap
/s/Lau Chew Chye	Director, Chief Financial Officer	April 23, 2020
Lau Chew Chye

