Form 10-Q
period 2020-03-31
TechCom, Inc.
filed 2020-07-24
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2020

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of July 23, 2020: 64,990,254 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

TechCom, Inc.

Balance Sheets

As of March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
Assets
Current assets
Prepaid expenses	$7,043	$833
Total current assets	7,043	833
Total assets	$7,043	$833

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$17,424	$–
Due to shareholders	127,138	110,130
Convertible note payable – shareholder	50,000	50,000
Total current liabilities	194,562	160,130
Total liabilities	194,562	160,130

Stockholders’ deficit
Convertible Preferred stock, $0.001 par value, 5,000,000 share authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of March 31, 2020 and December 31, 2019 and outstanding	650	650
Additional paid-in capital	2,067,761	2,067,761
Accumulated deficit	(2,256,930)	(2,822,708)
Total stockholders’ deficit	(187,519)	(159,297)
Total liabilities and stockholders’ deficit	$7,043	833

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Revenue	$–	$–
Cost of Sales	–	–
Gross Profit	–	–

Operating Expenses
Professional fees	25,803	14,900
General & administrative expenses	2,419	2,338
Total operating expenses	28,222	17,238

Loss from operations	(28,222)	(17,238)

Other income (expenses)
Debt forgiven	–	–
Interest expenses	–	–
Total other income (expenses)	–	–

Net income (loss)	$(28,222)	$(17,238)

Weighted average shares outstanding	64,990,254	9,920,254

Basic income (loss) per share	$–	$–

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Stockholders’ Deficit

For Three Months Ended March 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2019	1,000,000	$1,000	64,990,254	$650	$2,067,761	$(2,228,708)	$(159,297)
Stock issuance for services
Net income (loss)	–	–	–	–	0	(28,222)	(28,222)
Balance March 31, 2020	1,000,000	1,000	64,990,254	650	2,067,761	(2,256,930)	(187,519)

Balance December 31, 2018	1,000,000	1,000	9,920,254	99	2,013,242	(2,110,490)	(96,149)

Net income (loss)	–	–	–	–	–	(17,238)	(17,238)
Balance March 31, 2019	1,000,000	$1,000	9,920,254	$99	$2,013,242	$(2,127,728)	$(113,387)

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Cash Flow

For the Three Months Ended March 31, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net income (loss)	$(28,222)	$(17,238)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable and accrued expenses	17,424	12,900
Prepaid expenses	(6,210)	(3,750)
Due to shareholders	17,008	8,088
Net cash provided by (used in) operating activities	–	–

Cash flows from financing activities
Net cash provided by (used in) financing activities	–	–

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–

See accompanying notes to financial statements.

TechCom, Inc.

Notes to Financial Statements

NOTE 1 - NATURE OF BUSINESS ORGANIZATION

TechCom, Inc. (the “Company”) was originally formed on August 22, 2000 as a Nevada corporation. On June 30, 2017, the Company re-domiciled as a Delaware Corporation. Now a non-operating holding company, historically the company has been involved in investment in gaming and vending businesses, with a primary focus on the entertainment, travel and leisure industries. Current management acquired control of the Company through purchase of preferred shares of the Company on October 13, 2017, which gives current management a majority of the voting power of the outstanding stock of the Company. The Company is in the process of identifying operating businesses that are potential candidates for acquisition.

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

These statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2019 and notes thereto included in the Company’s Form 10. The Company follows the same accounting policies it used in the Company’s Form 10 in the preparation of this interim report. Results of operations for the interim period are not indicative of annual results.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $187,519 with an accumulated deficit of $2,256,930. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on its financial statements.

NOTE 3 – PREPAID EXPENSES

The prepaid expenses represent professional fees and subscription for OCTMarket. The balances were $7,043 and $833 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 4 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of March 31, 2020 and December 31, 2019, the balances were $17,424 and $0, respectively.

NOTE 5 – DUE TO RELATED PARTY

In the normal business operations, the major shareholder funds the Company’s operation expenses. For the three months ended March 31, 2020 and 2019, the major shareholder paid $17,008 and $8,088, respectively. As of March 31, 2020 and December 31, 2019, the balances of due to shareholder were $127,138 and $110,130, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE – Related Party

The convertible note payable as of March 31, 2020 and December 31, 2019 consisted of one non-interest bearing note payable due on demand and convertible at the option of the holder into common shares at the conversion price of $0.001 per share. The note, originally dated February 24, 2014 and amended on October 1, 2017 was initially held by a third-party creditor of the Company. Under the original February 24, 2014 Note, the principal amount of indebtedness was $115,000. On October 1, 2017, the third-party creditor agreed to forgive $65,000 in indebtedness and the balance of the Convertible Note became $50,000 as a result. On October 11, 2017, the note was sold to Mr. Kok Seng Yeap for a purchase price of $5,000. As of March 31, 2020 no amount of the principal has been repaid and the balance of the Convertible Note remains $50,000.

NOTE 7 - EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of March 31, 2020 and December 31, 2019, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15,000, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Corporation.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of March 31, 2020 and December 31, 2019, the outstanding shares of common stock were 64,990,254.

NOTE 8 – PRIOR PERIOD ADJUSTMENTS

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three months ended March 31, 2020 and 2019.

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

Due to our lack of revenues, we have not incurred any tax obligations for the three months ended March 31, 2020 and 2019. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on its financial statements.

Results of Operations

Capitalization

The following table sets forth, as of March 31, 2020, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

In January 2019, the Company made a reverse split of the stock at 1,000:1 and as of March 31, 2020, the table shows as follows:

Common stock, $0.00001 par value; 64,990,254 shares issued and outstanding at March 31, 2020	$650
Additional paid-in capital	2,067,761
Deficit accumulated during development stage	(2,256,930)

Total stockholders’ equity (deficit)	$(187,519)

Results of Operations for the three months ended March 31, 2020 and 2019

For the three months ended March 31, 2020 and 2019, we had no revenue.

Costs of revenue during these above same periods were $0.

For the three months ended March 31, 2020 and 2019, professional and administrative expenses were $28,222 and $17,238, respectively. These costs were primarily the costs for the daily operations and legal services.

For the three months ended March 31, 2020 and 2019, professional expenses were $25,803 and $14,900, respectively. The legal expenses in three months ended March 31, 2019 were mainly due to SEC filing preparations.

For the three months ended March 31, 2020 and 2019, general and administrative expenses were $2,419 and $2,338, respectively. Costs incurred were primarily general and administrative expenses.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $187,519 with an accumulated deficit of $2,256,930. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of March 31, 2020, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees.

Liquidity and Capital Resources

As of March 31 2020, we had cash of approximately $0.

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

As a result of our current cash status, no officer or director received cash compensation through March 31, 2020.

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

During the first quarter of 2020, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Statement of Operations for the three months period ended March 31, 2020 and 2019, (iii) Statement of Cash Flows for the three months period ended March 31, 2020 and 2019, (iv) Statement of Stockholders’ Deficit for the period ended March 31, 2020 and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: July 24, 2020	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Chief Executive Officer

