Form 10-Q
period 2020-06-30
TechCom, Inc.
filed 2020-08-21
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2020

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

+6261-80512888

(Issuer’s telephone number)

_________________________________
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

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 18, 2020: 64,990,254 shares of Common Stock, par value US $0.00001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TechCom, Inc.

Balance Sheets

As of June 30, 2020 (Unaudited) and December 31, 2019 (Audited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Prepaid expenses	$–	$833
Total current assets	–	833
Total assets	$–	$833

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$43,003	$–
Due to shareholders	130,559	110,130
Convertible note payable – shareholder	50,000	50,000
Total current liabilities	223,562	160,130
Total liabilities	223,562	160,130

Stockholders’ deficit
Convertible Preferred stock, $0.001 par value, 5,000,000 share authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of June 30, 2020 and December 31, 2019 and outstanding	650	650
Additional paid-in capital	2,067,761	2,067,761
Accumulated deficit	(2,292,973)	(2,822,708)
Total stockholders’ deficit	(223,562)	(159,297)
Total liabilities and stockholders’ deficit	$–	833

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Three Months and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	For the Three months ended June 30,		For the Six months ended June 30,
	2020	2019	2020	2019
	$	$	$	$

Net sales	–	–	–	–
Cost of sales	–	–	–	–

Gross Profit	–	–	–	–
Professional fees	32,622	17,655	58,425	78,853
General and administrative expenses	3,421	4,894	5,840	7,232

Operating loss before income taxes	36,042	22,549	64,265	86,085
Income taxes	–	–	–	–

Net loss and comprehensive loss	(36,042)	(22,549)	(64,265)	(86,085)

Loss per share of common stock - Basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average shares of common stock - Basic and diluted	64,990,254	9,920,254	64,990,254	9,920,254

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Stockholders’ Deficit

For Three Months and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2019	1,000,000	$1,000	64,990,254	$650	$2,067,761	$(2,228,708)	$(159,297)
Stock issuance for services
Net income (loss)	–	–	–	–	0	(64,265)	(64,265)
Balance June 30, 2020	1,000,000	1,000	64,990,254	650	2,067,761	(2,292,973)	(223,562)

Balance April 1, 2020	1,000,000	1,000	64,990,254	650	2,067,761	(2,256,930)	(187,519)

Net income (loss)	–	–	–	–	–	(36,042)	(36,042)
Balance June 30, 2020	1,000,000	$1,000	64,990,254	$650	$2,067,761	$(2,292,973)	$(223,562)

Balance December 31, 2018	1,000,000	$1,000	9,920,254	$99	$2,013,242	$(2,110,490)	$(96,149)
Stock issuance for services
Net income (loss)	–	–	–	–	0	(86,085)	(86,085)
Balance June 30, 2019	1,000,000	1,000	9,920,254	99	2,013,242	(2,196,575)	(182,234)

Balance April 1, 2018	1,000,000	1,000	9,920,254	99	2,013,242	(2,174,026)	(159,685)

Net income (loss)	–	–	–	–	–	(22,549)	(22,549)
Balance June 30, 2019	1,000,000	$1,000	9,920,254	$99	$2,013,242	$(2,196,575)	$(182,234)

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Cash Flow

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	2020	2019
Cash flows from operating activities
Net income (loss)	$(64,265)	$(86,065)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable and accrued expenses	43,003	13,655
Prepaid expenses	833	(2,500)
Due to shareholders	20,429	74,930
Net cash provided by (used in) operating activities	–	–

Cash flows from financing activities
Net cash provided by (used in) financing activities	–	–

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–

See accompanying notes to financial statements.

TechCom, Inc.

Notes to the Condensed Financial Statements

For the Period Ended June 30, 2020

NOTE 1 – NATURE OF BUSINESS ORGANIZATION

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

These statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2019 and notes thereto included in the Company’s 10-K. The Company follows the same accounting policies it used in the Company’s 10-K in the preparation of this interim report. Results of operations for the interim period are not indicative of annual results.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $223,562 with an accumulated deficit of $2,292,973. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

NOTE 3 – PREPAID EXPENSES

The prepaid expenses of $833 at the beginning of the year represent subscription for OCTMarket. This prepaid expenses were applied to expenses during the period. The balances were $0 and $833 as of June 30, 2020 and December 31, 2019, respectively.

NOTE 4 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of June 30, 2020 and December 31, 2019, the balances were $43,003 and $0, respectively.

NOTE 5 – DUE TO RELATED PARTY

In the normal business operations, the major shareholder funds the Company’s operation expenses. For the six and three months ended June 30, 2020, the major shareholder paid $20,429 and 3,421, respectively; for the six and three months ended June 30, 2019, the major shareholder paid $74,930 and $66,842, respectively. As of June 30, 2020 and December 31, 2019, the balances of due to shareholder were $130,559 and $110,130, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE – Related Party

The convertible note payable as of June 30, 2020 and December 31, 2019 consisted of one non-interest bearing note payable due on demand and convertible at the option of the holder into common shares at the conversion price of $0.001 per share. The note, originally dated February 24, 2014 and amended on October 1, 2017 was initially held by a third-party creditor of the Company. Under the original February 24, 2014 Note, the principal amount of indebtedness was $115,000. On October 1, 2017, the third-party creditor agreed to forgive $65,000 in indebtedness and the balance of the Convertible Note became $50,000 as a result. On October 11, 2017, the note was sold to Mr. Kok Seng Yeap for a purchase price of $5,000. As of June 30, 2020 no amount of the principal has been repaid and the balance of the Convertible Note remains $50,000.

NOTE 7 – EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of June 30, 2020 and December 31, 2019, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15,000, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Corporation.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of June 30, 2020 and December 31, 2019, the outstanding shares of common stock were 64,990,254.

NOTE 8 – PRIOR PERIOD ADJUSTMENTS

As indicated in Note 7, On January 28, 2019, the Board approved and filed the amendment for a reverse common stock split at a ratio of 1,000:1. The par value of the common shares remains at $0.00001 per share. For comparative financial statements, we have adjusted the prior period presentation in equity section on the balance sheet and statement of shareholders’ deficits. The following illustrates the presentations before and after the adjustments:

	Before	Adjustments	Adjusted

Shares issued and outstanding	9,885,028,189	1,000 : 1 split	9,920,254
Common stock	98,850	(98,751)	99
Additional paid-in capital	1,914,491	98,751	2,013,242

NOTE 9 – SUBSEQUENT EVENTS

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three and six months ended June 30, 2020 and 2019.

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

Due to our lack of revenues, we have not incurred any tax obligations for the six months ended June 30, 2020 and 2019. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

Results of Operations

Capitalization

The following table sets forth, as of June 30, 2020, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

In January 2019, the Company made a reverse split of the stock at 1,000:1 and as of June 30, 2020, the table shows as follows:

Common stock, $0.00001 par value; 64,990,254 shares issued and outstanding at June 30, 2020	$650
Additional paid-in capital	2,067,761
Deficit accumulated during development stage	(2,292,973)

Total stockholders’ equity (deficit)	$(223,562)

Results of Operations for the three and six months ended June 30, 2020 and 2019

For the three and six months ended June 30, 2020 and 2019, we had no revenue.

Costs of revenue during these above same periods were $0.

For the six months ended June 30, 2020 and 2019, professional and administrative expenses were $64,265 and $86,085, respectively. These costs were primarily the costs for the daily operations and legal services.

For the six months ended June 30, 2020 and 2019, professional expenses were $58,425 and $78,853, respectively. The legal expenses in three months ended June 30, 2019 were mainly due to SEC filing preparations.

For the six months ended June 30, 2020 and 2019, general and administrative expenses were $5,840 and $7,232, respectively. Costs incurred were primarily general and administrative expenses.

For the three months ended June 30, 2020 and 2019, professional and administrative expenses were $36,042 and $22,549, respectively. These costs were primarily the costs for the daily operations and legal services.

For the three months ended June 30, 2020 and 2019, professional expenses were $32,622 and $17,655, respectively. The legal expenses in three months ended June 30, 2019 were mainly due to SEC filing preparations.

For the three months ended June 30, 2020 and 2019, general and administrative expenses were $3,421 and $4,894, respectively. Costs incurred were primarily general and administrative expenses.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $223,562 with an accumulated deficit of $2,292,973. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of June 30, 2020, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees.

Liquidity and Capital Resources

As of June 30 2020, we had cash of approximately $0.

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

As a result of our current cash status, no officer or director received cash compensation through June 30, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2020 and December 31, 2019, (ii) Statement of Operations for the three months period ended June 30, 2020 and 2019, (iii) Statement of Cash Flows for the three months period ended June 30, 2020 and 2019, (iv) Statement of Stockholders’ Deficit for the period ended June 30, 2020 and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: August 21, 2020	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Chief Executive Officer

