Form 10-Q
period 2020-09-30
TechCom, Inc.
filed 2020-11-23
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2020

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-56041

TECHCOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1701678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 E Florida Ave, Ste 214, Hemet, CA 92544-8648

(Address of principal executive offices)

+ 852 29803711

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

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TechCom, Inc.

Balance Sheets

As of September 30, 2020 (Unaudited) and December 31, 2019 (Audited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Prepaid expenses	$–	$833
Total current assets	–	833
Total assets	$–	$833

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$21,677	$–
Due to shareholders	172,988	110,130
Convertible note payable – shareholder	50,000	50,000
Total current liabilities	244,664	160,130
Total liabilities	244,664	160,130

Stockholders’ deficit
Convertible Preferred stock, $0.001 par value, 5,000,000 share authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 70,990,254 shares issued and outstanding as of September 30, 2020 and 64,990,254 shares issued and outstanding at December 31, 2019	710	650
Additional paid-in capital	2,085,101	2,067,761
Accumulated deficit	(2,331,475)	(2,228,708)
Total stockholders’ deficit	(244,664)	(159,297)
Total liabilities and stockholders’ deficit	$–	833

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Three Months and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	For the Three months ended September 30,		For the Six months ended September 30,
	2020	2019	2020	2019
	$	$	$	$

Net sales	–	–	–	–
Cost of sales	–	–	–	–

Gross Profit	–	–	–	–
Professional fees	36,278	16,855	94,702	95,708
General and administrative expenses	2,225	3,568	8,065	10,800

Operating loss before income taxes	38,503	20,423	102,767	106,508
Income taxes	–	–	–	–

Net loss and comprehensive loss	(38,503)	(20,423)	(102,767)	(106,508)

Loss per share of common stock - Basic and diluted	(0.001)	(0.002)	(0.002)	(0.011)

Weighted average shares of common stock - Basic and diluted	65,122,122	9,920,254	65,034,050	9,920,254

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Stockholders’ Deficit

For Three Months and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2019	1,000,000	$1,000	64,990,254	$650	$2,067,761	$(2,228,708)	$(159,297)
Stock issuance			6,000,000	60	17,340		17,400
Net income (loss)	–	–	–	–	0	(102,767)	(102,767)
Balance September 30, 2020	1,000,000	1,000	70,990,254	710	2,085,101	(2,331,475)	(244,664)

Balance July 1, 2020	1,000,000	1,000	64,990,254	650	2,067,761	(2,292,973)	(223,562)
Stock issuance			6,000,000	60	17,340		17,400
Net income (loss)	–	–	–	–	–	(38,503)	(38,503)
Balance September 30, 2020	1,000,000	$1,000	70,990,254	$710	$2,067,761	$(2,331,475)	$(244,664)

Balance December 31, 2018	1,000,000	$1,000	9,920,254	$99	$2,013,242	$(2,110,490)	$(96,149)
Stock issuance for services
Net income (loss)	–	–	–	–	0	(106,508)	(106,508)
Balance September 30, 2019	1,000,000	1,000	9,920,254	99	2,013,242	(2,216,998)	(202,657)

Balance July 1, 2019	1,000,000	1,000	9,920,254	99	2,013,242	(2,196,575)	(182,234)

Net income (loss)	–	–	–	–	–	(20,423)	(20,423)
Balance September 30, 2019	1,000,000	$1,000	9,920,254	$99	$2,013,242	$(2,216,998)	$(202,657)

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Cash Flow

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	2020	2019
Cash flows from operating activities
Net income (loss)	$(102,767)	$(106,508)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable and accrued expenses	21,677	2,563
Prepaid expenses	833	(1,250)
Due to shareholders	62,857	105,195
Net cash provided by (used in) operating activities	(17,400)	–

Cash flows from financing activities
Proceeds from stock issuance	17,400	–
Net cash provided by (used in) financing activities	17,400

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–

See accompanying notes to financial statements.

TechCom, Inc.

Notes to the Condensed Financial Statements

For the Period Ended September 30, 2020

(Unaudited)

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $244,664 with an accumulated deficit of $2,331,475. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services, and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company adopted this ASU for the financial statements for the three and nine months ended September 30, 2020 and 2019 with no material impact on the Company’s financial statements.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the application of the disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this new rule for the financial statements for the three and nine months ended September 30, 2020 and 2019. Upon the adoption of this rule, the Company has included the Statements of Stockholders’ Deficit with each interim reporting. The Company, based on further understanding of SEC Release No. 33-10532, made some modification on the presentation of the changes in stockholders’ equity that is more in compliance with the SEC rule.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company has adopted principle science January 1, 2019, but it does not have a material impact on the Company’s consolidated financial statements or disclosures.

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

NOTE 3 – PREPAID EXPENSES

The prepaid expenses of $833 at the beginning of the year represent subscription for OCTMarket. This prepaid expenses were applied to expenses during the period. The balances were $0 and $833 as of September 30, 2020 and December 31, 2019, respectively.

NOTE 4 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of September 30, 2020 and December 31, 2019, the balances were $21,677 and $0, respectively.

NOTE 5 – DUE TO RELATED PARTY

In the normal business operations, the major shareholder funds the Company’s operation expenses. For the nine and three months ended September 30, 2020, the major shareholder paid $62,857 and $42429, respectively; for the nine and three months ended September 30, 2019, the major shareholder paid $105,195 and $7,730, respectively. As of September 30, 2020 and December 31, 2019, the balances of due to shareholder were $172,988 and $110,130, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE – Related Party

The convertible note payable as of September 30, 2020 and December 31, 2019 consisted of one non-interest bearing note payable due on demand and convertible at the option of the holder into common shares at the conversion price of $0.001 per share. The note, originally dated February 24, 2014 and amended on October 1, 2017 was initially held by a third-party creditor of the Company. Under the original February 24, 2014 Note, the principal amount of indebtedness was $115,000. On October 1, 2017, the third-party creditor agreed to forgive $65,000 in indebtedness and the balance of the Convertible Note became $50,000 as a result. On October 11, 2017, the note was sold to Mr. Kok Seng Yeap for a purchase price of $5,000. As of September 30, 2020 no amount of the principal has been repaid and the balance of the Convertible Note remains $50,000.

NOTE 7 – EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of September 30, 2020 and December 31, 2019, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15,000, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Corporation.

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

On September 29, 2020, TechCom, Inc. (the “Company”), issued 3,000,000 shares of common stock to Global Asset Trustee (Malaysia) Berhad for $8,700 and 3,000,000 shares of common stock to Eurasia Trust A.G. for $8,700.

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of September 30, 2020 and December 31, 2019, the outstanding shares of common stock were 70,990,254 and 64,990,254, respectively.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three and six months ended September 30, 2020 and 2019.

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

Due to our lack of revenues, we have not incurred any tax obligations for the six months ended September 30, 2020 and 2019. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS generally for three years after they file.

Year end

The Company’s fiscal year-end is December 31.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services, and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company adopted this ASU for the financial statements for the three and nine months ended September 30, 2020 and 2019 with no material impact on the Company’s financial statements.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the application of the disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this new rule for the financial statements for the three and nine months ended September 30, 2020 and 2019 Upon the adoption of this rule, the Company has included the Statements of Stockholders’ Deficit with each interim reporting. The Company, based on further understanding of SEC Release No. 33-10532, made some modification on the presentation of the changes in stockholders’ equity that is more in compliance with the SEC rule.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company has adopted principle science January 1, 2019, but it does not have a material impact on the Company’s consolidated financial statements or disclosures.

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

Results of Operations

Capitalization

The following table sets forth, as of September 30, 2020, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

In January 2019, the Company made a reverse split of the stock at 1,000:1 and as of September 30, 2020, the table shows as follows:

Preferred stock, $0.001 par value; 5,000,000 shares issued and outstanding at September 30, 2020	$1,000
Common stock, $0.00001 par value; 70,990,254 shares issued and outstanding at September 30, 2020	710
Additional paid-in capital	2,085,101
Deficit accumulated during development stage	(2,331,475)

Total stockholders’ equity (deficit)	$(244,664)

Results of Operations for the three and six months ended September 30, 2020 and 2019

For the three and nine months ended September 30, 2020 and 2019, we had no revenue.

Costs of revenue during these above same periods were $0.

For the nine months ended September 30, 2020 and 2019, professional and administrative expenses were $102,767 and $106,508, respectively. These costs were primarily the costs for the daily operations and legal services.

For the nine months ended September 30, 2020 and 2019, professional expenses were $94,702 and $95,708, respectively. The legal expenses in three months ended September 30, 2019 were mainly due to SEC filing preparations.

For the nine months ended September 30, 2020 and 2019, general and administrative expenses were $8,065 and $10,800, respectively. Costs incurred were primarily general and administrative expenses.

For the three months ended September 30, 2020 and 2019, professional and administrative expenses were $38,503 and $20,423, respectively. These costs were primarily the costs for the daily operations and legal services.

For the three months ended September 30, 2020 and 2019, professional expenses were $36,278 and $16,855, respectively. The legal expenses in three months ended September 30, 2019 were mainly due to SEC filing preparations.

For the three months ended September 30, 2020 and 2019, general and administrative expenses were $2,225 and $3,568, respectively. Costs incurred were primarily general and administrative expenses.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $244,664 with an accumulated deficit of $2,331,475. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of September 30, 2020, we did not have any paid employees. We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees.

Liquidity and Capital Resources

As of September 30 2020, we had cash of approximately $0.

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

As a result of our current cash status, no officer or director received cash compensation through September 30, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2020 and December 31, 2019, (ii) Statement of Operations for the three months period ended September 30, 2020 and 2019, (iii) Statement of Cash Flows for the three months period ended September 30, 2020 and 2019, (iv) Statement of Stockholders’ Deficit for the period ended September 30, 2020 and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: November 23, 2020	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Chief Executive Officer

