Form 10-K
period 2020-12-31
TechCom, Inc.
filed 2021-03-31
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter is $168,134.

Number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2020: 70,990,254 shares of Common Stock, par value US $0.00001.

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

Overview

TechCom, Inc., which may also be referred to we, us, our, or the Company, was organized on August 22, 2000 under the laws of the State of Nevada, as UgoMedia Interactive Corporation. The Company has gone through several changes in its lines of business since its incorporation.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and as of December 31, 2020 a stockholders deficit of $258,591 with an accumulated deficit of $2,345,402. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business

Currently, we have no active operations.

Research and Development

We have not incurred any research and development costs in the fiscal years ended December 31, 2019 or 2020.

Employees

As of March 16, 2021, the Company has two officers: Mr. Kok Seng Yeap as Chief Executive Officer, and Mr. Lau Chew Chye as Chief Financial Officer.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to any action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Intellectual Property

We currently have not obtained any copyrights, patents or trademarks. We do not anticipate filing any copyright or trademark applications related to any assets over the next 12 months.

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

We do not own any property. Our executive offices are located at 1600 E Florida Ave, Ste 214, Hemet, CA 92544-8648.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2020 as reported by the OTC Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock
2020	High	Low	2019	High	Low
Quarter ended March 31, 2020	$0.0182	$0.0054	Quarter ended March 31, 2019	$0.1	$0.001
Quarter ended June 30, 2020	$0.0900	$0.0081	Quarter ended June 30, 2019	$0.1	$0.001
Quarter ended September 30, 2020	$0.1500	$0.0625	Quarter ended September 30, 2019	$0.03	$0.0052
Quarter ended December 31, 2020	$0.1493	$0.0201	Quarter ended December 31, 2019	$0.02	$0.006

Holders

As of December 31, 2020, we had 70,990,254 shares of our common stock issued and outstanding, and held by 176 persons.

In general, pursuant to Rule 144 adopted under the Securities Act of 1933, as amended, a shareholder who owns restricted shares of a company which files periodic reports with the Securities and Exchange Commission and who has a holding period of at least six months, is entitled to sell such shares in accordance with the provisions of Rule 144. In the event the shareholder is a non-affiliate of the issuer, he or she may make unlimited public resales of shares under Rule 144 provided that the current public information requirement is satisfied. A non-affiliate who has a holding period of more than one year, may make unlimited resales of shares without compliance with any other requirement of Rule 144. Persons who are affiliates of the issuer must comply with all requirements of Rule 144 in conjunction with resales of their shares including the current public information requirement, the volume limitations, the manner of sale requirements and the filing of a Form 144. Therefore, the possible sale of our currently outstanding shares pursuant to Rule 144 may, in the future, have a depressive effect on the price of our common stock in the over-the-counter market.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2020 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2020.

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

Overview

The Company is a non-operating holding company. Historically, the Company located and invested in gaming and vending businesses. Focus was on the entertainment, travel and leisure industries. Current management acquired control of the Company through purchase of preferred shares on October 13, 2017 and is in the process of identifying operating businesses that are potential candidates for acquisition.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the years ended December 31, 2020 and December 31, 2019.

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

At December 31, 2020 and 2019, the Company had net operating losses (“NOL”) for income tax purposes. The Company has NOL carry-forwards for Federal income tax purposes of $2.34 million and $2.23 million at December 31, 2020 and 2019, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s deferred tax of approximately $0.49 million as of December 31, 2020, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2020 and 2019 are as follows:

	2020	2019*
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$492,534	$468,029
Less: valuation allowance	(492,534)	(468,029)
Deferred tax assets, net of valuation allowance	$–	$–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2020 and 2019 is as follows:

	2020		2019
Federal statutory income tax expense (benefit) rate	(21.00%	)	(21.00%	)
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax (No state operations)	–%		–%
Change in valuation allowance on net operating loss carry-forwards	21.00%		21.00%
Effective income tax rate	0.00%		0.00%

* Prior year disclosures have been adjusted according to the new tax law effective January 1, 2018.

Year end

The Company’s fiscal year-end is December 31.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services, and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 was effective on January 1, 2019. There was no material impact on the Company’s financial statements since adoption.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the application of the disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods.. Since the adoption of this rule, the Company has included the Statements of Stockholders’ Deficit with each interim reporting.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of more than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and was effective from the fiscal year beginning after December 15, 2018. Adoption of this ASU does not have material impact on the Company’s financial statements.

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), Codification Improvements – Share-Based Consideration Payable to a Customer. The amendments in this Update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this Update are effective for (1) public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and (2) other than public business entities in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is evaluating the impact of this on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this on its consolidated financial statements.

Results of Operations

Capitalization

The following table sets forth, as of December 31, 2020 and 2019, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

December 31, 2020 Actual:

Preferred stock, $0.001 par; 1,000,000 shares issued and outstanding at December 31, 2020	$1,000
Common stock, $0.00001 par; 70,990,254 shares issued and outstanding at December 31, 2020	710
Additional paid-in capital	2,085,101
Deficit accumulated during development stage	(2,345,402)

Total stockholders’ equity (deficit)	$(258,591)

December 31, 2019 Actual:

Preferred stock, $0.001 par; 1,000,000 shares issued and outstanding at December 31, 2019	$1,000
Common stock, $0.00001 par; 64,990,254 shares issued and outstanding at December 31, 2019	650
Additional paid-in capital	2,067,761
Deficit accumulated during development stage	(2,228,708)

Total stockholders’ equity (deficit)	$(159,297)

Results of Operations for the years ended December 31, 2020 and December 31, 2019

For the year ended December 31, 2020 and 2019, we had no revenue.

Costs of revenue during these same periods were $0.

For the years ended December 31, 2020 and December 31, 2019, professional and administrative expenses were $116,694 and $118,218, respectively. These costs were primarily the costs for the daily operations and legal services.

For the years ended December 31, 2020 and 2019, professional expenses were $107,199 and $104,244. The professional fee expenses in 2020 and 2019 were mainly due to SEC filing preparations.

For the years ended December 31, 2020 and December 31, 2019, general and administrative expenses were $9,495 and $13,974. Costs incurred were primarily general and administrative expenses.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $258,591 with an accumulated deficit of $2,345,402. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of December 31, 2020, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees, consultants and professionals; however, the exact number is not certain at this time.

Liquidity and Capital Resources

As of December 31 2020, we had cash of $0.

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

As a result of our current cash status, no officer or director received cash compensation through the fiscal year ended December 31, 2020.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TECHCOM, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

As discussed in Note 2 to the financial statements, as of December 31, 2020, the Company experienced an accumulated deficit of $2,345,402 and suffered from continuous losses for the year ended December 31, 2020. Management’s plans in regard to this matter are described in Note 2.

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

Bayside, New York
March 30, 2021

TechCom, Inc.

Balance Sheets

As of December 31, 2020 and 2019

Assets	December 31, 2020	December 31, 2019
Current assets
Prepaid expenses	$–	$833
Total current assets	–	833
Total assets	$–	$833
Liabilities and Stockholders’ Deficit
Current liabilities
Accrued expenses	$23,098	$–
Due to shareholders	185,493	110,130
Convertible note payable – shareholder	50,000	50,000
Total current liabilities	258,591	160,130
Total liabilities	258,591	160,130
Stockholders’ deficit
Convertible Preferred stock, $0.001 par value, 1,000,000 shares authorized issued and outstanding	1,000	1,000
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 70,990,254 and 64,990,254 shares issued and outstanding as of December 31, 2020 and 2019	710	650
Additional paid-in capital	2,085,101	2,067,761
Accumulated deficit	(2,345,402)	(2,228,708)
Total stockholders’ deficit	(258,591)	(159,297)

Total liabilities and stockholders’ deficit	$–	$833

See accompanying notes to financial statements.

 TechCom, Inc.

Statements of Operations

For the Years Ended December 31, 2020 and 2019

	2020	2019
Revenue	$–	$–
Costs of Sales	–	–

Gross Profit	–	–
Operating Expenses
Professional fees	107,199	104,244
General & administrative expenses	9,495	13,974
Total operating expenses	116,694	118,218
Loss from operations	(116,694)	(118,218)
Other income (expenses)
Debt forgiven	–	–
Interest expenses	–	–
Total other income (expenses)	–	–
Net income (loss)	$(116,694)	$(118,218)

Weighted average (loss) per share	$(0.002)	$(0.006)
Weighted average shares outstanding	66,519,021	19,274,610

See accompanying notes to financial statements

TechCom, Inc.

Statement of Stockholders’ Deficit

For the years ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2019	1,000,000	$1,000	9,920,254	$99	$2,013,242	$(2,110,490)	$(96,149)
Debt to equity conversion	–	–	55,070,000	551	54,519	–	55,070
Net income (loss)	–	–	–	–	–	(118,218)	(118,218)
Balance December 31, 2019	1,000,000	1,000	9,920,254	650	2,067,761	(2,228,708)	(159,297)
Debt to equity conversion	–	–	6,000,000	60	17,340	–	17,400
Net income (loss)	–	–	–	–	–	(116,694)	(116,694)
Balance December 31, 2020	1,000,000	$1,000	70,990,254	$710	$2,085,101	$(2,345,402)	$(258,591)

See accompanying notes to financial statements

TechCom, Inc.

Statement of Cash Flows

For the years ended December 31, 2020 and 2019

Cash flows from operating activities	2020	2019
Net income (loss)	$(116,694)	$(118,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Prepaid expenses	833	–
Accrued expenses	23,098	–
Due to shareholders	75,363	118,218
Net cash provided by (used in) operating activities	(17,400)	–

Cash flows from financing activities
Proceeds from stock issuance	17,400	–
Net cash provided by (used in) financing activities	17,400	–

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents
Cash and cash equivalents, beginning of period
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–
Income taxes paid	$–	$–
Supplemental disclosure of non-cash financing activities:
Debt to equity conversion	$–	$55,070

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $258,591 with an accumulated deficit of $2,345,402. The Company intends attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Cash - The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited. Currently the Company does not carry a cash account and the operations are funded by the major shareholder as indicated in Note 8.

PROPERTY, EQUIPMENT AND LONG-LIVED ASSETS

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets, five years, utilizing the straight method. Maintenance and repairs are expensed as incurred. Expenditures which significantly increase value or extend useful asset lives are capitalized. When property or equipment is sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the depreciated balance is warranted.

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

REVENUE RECOGNITION

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No.2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

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

INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of December 31, 2020 and 2019.

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

Basic net income (loss) per common share is based on the weighted and diluted average number of shares of common stock outstanding at December 31, 2020 and 2019.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services, and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 was effective on January 1, 2019. There was no material impact on the Company’s financial statements since adoption.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the application of the disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. Since the adoption of this rule, the Company has included the Statements of Stockholders’ Deficit with each interim reporting.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of more than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and was effective from the fiscal year beginning after December 15, 2018. Adoption of this ASU does not have material impact on the Company’s financial statements.

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), Codification Improvements – Share-Based Consideration Payable to a Customer. The amendments in this Update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this Update are effective for (1) public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and (2) other than public business entities in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is evaluating the impact of this on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this on its consolidated financial statements.

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

At December 31, 2020 and 2019, the Company had net operating losses (“NOL”) for income tax purposes. The Company has NOL carry-forwards for Federal income tax purposes of $2.34 million and $2.23 million at December 31, 2020 and 2019, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s deferred tax of approximately $0.49 million as of December 31, 2020, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2020 and 2019 are as follows:

	2020	2019*
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$492,534	$468,029
Less: valuation allowance	(492,534)	(468,029)
Deferred tax assets, net of valuation allowance	$–	$–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2020 and 2019 is as follows:

	2020		2019*
Federal statutory income tax expense (benefit) rate	(21.00%	)	(21.00%	)
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax (No state operations)	–%		–%
Change in valuation allowance on net operating loss carry-forwards	21.00%		21.00%
Effective income tax rate	0.00%		0.00%

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

NOTE 5 – CONVERTIBLE NOTE PAYABLE – Related Party

The convertible note payable as of December 31, 2020 and 2019 consisted of one non-interest bearing note payable due on demand and convertible at the option of the holder into common shares at the conversion price of $0.001 per share. The creditor of the convertible note payable was a third party with a balance of $115,000. On October 1, 2017, the note creditor agreed to forgive $65,000 and the balance became $50,000 after the debt was forgiven. In exchange of the debt forgiven, the Company agreed that the note is convertible at $0.001 per share of the Company’s common stock but not dilutive. On October 11, 2017, the note was sold to Mr. Kok, Seng Yeap, who became the major shareholder of the Company. As of December 31, 2020 and 2019, the balances of the note payable remained $50,000.

NOTE 6 - EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of December 31, 2020 and 2019, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15,000, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Company.

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

On September 29, 2020, (the Company issued 3,000,000 shares of common stock to Global Asset Trustee (Malaysia) Berhad for $8,700 and 3,000,000 shares of common stock to Eurasia Trust A.G. for $8,700.

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of December 31, 2020 and 2019, the outstanding shares of common stock were 70,990,254 and 64,990,254, respectively.

NOTE 7 – PRIOR PERIOD ADJUSTMENTS

As indicated in Note 6, On January 28, 2019, the Board approved and filed the amendment for a reverse common stock split at a ratio of 1,000:1. The par value of the common shares remained at $0.00001 per share. For comparative financial statements, we have adjusted the prior period presentation in equity section on the balance sheet and statement of shareholders’ deficits. The following illustrates the presentations before and after the adjustments:

	Before	Adjustments	Adjusted

Shares issued and outstanding	9,885,028,189	1,000: 1 split	9,920,254
Common stock	$98,850	$(98,751)	$99
Additional paid-in capital	$1,914,491	$98,751	$2,013,242

NOTE 8 – RELATED PARTIES TRANSACTIONS

During the normal course of business, the Company has some transactions with its related parties. During the years ended December 31, 2020 and 2019, there were the following related party transactions:

In 2020 and 2019, the major shareholder paid $75,363 and $118,218 for the Company expenses, respectively.

As disclosed in Note 6, on October 31, 2019, the Company’s major shareholder converted the debt the Company owed him in the amount of $55,070 to 55,070,000 shares of common stock.

As of December 31, 2020 and 2019, the balances due to shareholders were $185,493 and $110,130, respectively.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing the financial statements with the Securities and Exchange Commission, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that is reportable.

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria established in “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

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

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2020, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at December 31, 2020, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

14

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of March 16, 2021.

Name	Age	Principal Position	Appointment/Resignation date
Kok Seng Yeap	44	Director, Chairman and Chief Executive Officer	August 6, 2019
Lau Chew Chye	45	Director, Chief Financial Officer	August 6, 2019

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

Directors

Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time. In 2020 and 2019, we did not pay cash compensation to our directors for services as directors.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

This information is not required of smaller reporting companies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2020. The information in this table provides the ownership information for:

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

Our directors have advanced funds on an interest-free basis, with no maturity date, from inception for working. Amounts advanced totaled $75,363 in 2020 and $118,218 in 2019.

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

Audit Fees

The audit fees billed by our independent registered accounting firm RH CPA was $6,600 for the audit services rendered for the year 2020 and $7,000 for the audit services rendered for the year 2019. The aggregate fees for 2020 and 2019 was $136,000.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2020.

Tax Fees

During the year ended December 31, 2020, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the year ended December 31, 2020, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15.	EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of TechCom, Inc. dated June 30, 2017 (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of TechCom, Inc. dated January 28, 2019 (1)

3.3	By-Laws of TechCom, Inc. (1)

4.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock $.0001 Par Value of TechCom, Inc. dated January 2, 2019 (1)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2020 and 2019, (ii) Statement of Operations for the years ended December 31, 2020 and 2019, (iii) Statement of Stockholders’ Deficit for the years ended December 31, 2020 and 2019, and (iv) Statement of Cash Flows for the years ended December 31, 2020 and 2019, (v) Notes to Financial Statements.

(1) Filed as an exhibit to the Company's Form 10 filed on April 1, 2019

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2021.

TECHCOM, INC.

Date: March 31, 2021	By: /s/ Kok Seng Yeap
Kok Seng Yeap
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kok Seng Yeap	Chief Executive Officer	March 31, 2021
Kok Seng Yeap

