Form 10-Q
period 2021-03-31
TechCom, Inc.
filed 2021-05-13
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2021

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2021: 70,990,254 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

TechCom, Inc.

Balance Sheets

As of March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Prepaid expenses	$–	$–
Total current assets	–	–
Total assets	$–	$–

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$23,087	$23,098
Due to shareholders	195,695	185,493
Convertible note payable – shareholder	50,000	50,000
Total current liabilities	268,782	258,591
Total liabilities	268,782	258,591

Stockholders’ deficit
Convertible Preferred stock, $0.001 par value, 5,000,000 share authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 70,990,254 shares issued and outstanding as of March 31, 2021 and December 31, 2020 and outstanding	710	710
Additional paid-in capital	2,085,101	2,085,101
Accumulated deficit	(2,355,593)	(2,345,402)
Total stockholders’ deficit	(268,782)	(258,591)
Total liabilities and stockholders’ deficit	$–	$–

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Revenue	$–	$–
Cost of Sales	–	–
Gross Profit	–	–

Operating Expenses
Professional fees	8,498	25,803
General & administrative expenses	1,693	2,419
Total operating expenses	10,191	28,222

Loss from operations	(10,191)	(28,222)

Other income (expenses)
Interest expenses	–	–
Total other income (expenses)	–	–

Net income (loss)	$(10,191)	$(28,222)

Weighted average shares outstanding	70,990,254	64,990,254

Basic income (loss) per share	$–	$–

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Stockholders’ Deficit

For Three Months Ended March 31, 2021 and 2020

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2020	1,000,000	$1,000	70,990,254	$710	$2,085,101	$(2,345,402)	$(258,591)

Net income (loss)	–	–	–	–	–	(10,191)	(10,191)

Balance March 31, 2021	1,000,000	1,000	70,990,254	710	2,085,101	(2,355,593)	(268,782)

Balance December 31, 2019	1,000,000	1,000	64,990,254	650	2,067,761	(2,228,708)	(159,297)

Net income (loss)	–	–	–	–	–	(28,222)	(28,222)

Balance March 31, 2020	1,000,000	$1,000	64,990,254	$650	$2,067,761	$(2,256,930)	$(187,519)

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Cash Flow

For the Three Months Ended March 31, 2021 and 2020

	2021	2020
Cash flows from operating activities
Net income (loss)	$(10,191)	$(28,222)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid Expenses	–	(6,210)
Accounts payable and accrued expenses	(11)	17,424
Due to shareholders	10,202	17,008
Net cash provided by (used in) operating activities	–	–

Cash flows from financing activities
Net cash provided by (used in) financing activities	–	–

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–

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

These statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2020 and notes thereto included in the Company’s 10-K. The Company follows the same accounting policies it used in the Company’s 10-K in the preparation of this interim report. Results of operations for the interim period are not indicative of annual results.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $268,782 with an accumulated deficit of $2,355,593. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services, and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company adopted this ASU since January 1, 2019 with no material impact on the Company’s financial statements.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the application of the disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this new rule starting from January 1, 2019, and this disclosure is also reflected on the financial statements for the quarter ended March 31, 2021. Upon the adoption of this rule, the Company has included the Statements of Stockholders’ Deficit with each interim reporting. The Company, based on further understanding of SEC Release No. 33-10532, made some modification on the presentation of the changes in stockholders’ equity that is more in compliance with the SEC rule.

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

NOTE 3 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of March 31, 2021 and December 31, 2020, the balances were $23,087 and $23,098, respectively.

NOTE 4 – DUE TO RELATED PARTY

In the normal business operations, the majority shareholder funds the Company’s operation expenses. For the three months ended March 31, 2021 and 2020, the majority shareholder paid $110,202 and $17,008, respectively. As of March 31, 2021 and December 31, 2020, the balances due to the majority shareholder were $195,695 and $185,493, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE – Related Party

The convertible note payable as of March 31, 2021 and December 31, 2020 consisted of one non-interest bearing note payable due on demand and convertible at the option of the holder into common shares at the conversion price of $0.001 per share. The note, originally dated February 24, 2014 and amended on October 1, 2017 was initially held by a third-party creditor of the Company. Under the original February 24, 2014 Note, the principal amount of indebtedness was $115,000. On October 1, 2017, the third-party creditor agreed to forgive $65,000 in indebtedness and the balance of the Convertible Note became $50,000 as a result. On October 11, 2017, the note was sold to Mr. Seng Yeap Kok for a purchase price of $5,000. As a result of the reverse split in January 2019, the conversion price is $1.00 per share. As of March 31, 2020 no amount of the principal has been repaid and the balance of the Convertible Note remains $50,000.

NOTE 6 - EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of March 31, 2020 and December 31, 2019, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15, as a result of the reverse split in January 2019, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Corporation.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of March 31, 2021 and December 31, 2020, the number of outstanding shares of common stock was 70,990,254.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three months ended March 31, 2021 and 2020.

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

Due to our lack of revenues, we have not incurred any tax obligations for the three months ended March 31, 2021 and 2020. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS generally for three years after they file.

Year end

The Company’s fiscal year-end is December 31.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services, and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company adopted this ASU since January 1, 2019 with no material impact on the Company’s financial statements.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the application of the disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this new rule starting from January 1, 2019, and the disclosure is also reflected on the financial statements for the quarter ended March 31, 2021. Upon the adoption of this rule, the Company has included the Statements of Stockholders’ Deficit with each interim reporting. The Company, based on further understanding of SEC Release No. 33-10532, made some modification on the presentation of the changes in stockholders’ equity that is more in compliance with the SEC rule.

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

Results of Operations

Capitalization

The following table sets forth, as of March 31, 2021, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

Common stock, $0.00001 par value; 70,990,254 shares issued and outstanding at March 31, 2021	$710
Additional paid-in capital	2,085,101
Deficit accumulated during development stage	(2,355,593)

Total stockholders’ equity (deficit)	$(268,782)

Results of Operations for the three months ended March 31, 2021 and 2020

For the three months ended March 31, 2021 and 2020, we had no revenue.

Costs of revenue during these above same periods were $0.

For the three months ended March 31, 2021 and 2020, professional and administrative expenses were $10,191 and $28,222, respectively. These costs were primarily the costs for the daily operations and legal services.

For the three months ended March 31, 2021 and 2020, professional expenses were $8,498 and $28,222, respectively. The legal expenses in three months ended March 31, 2020 were mainly due to SEC filing preparations.

For the three months ended March 31, 2021 and 2020, general and administrative expenses were $1,693 and $2,419, respectively. Costs incurred were primarily general and administrative expenses.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $268,762 with an accumulated deficit of $2,355,593. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of March 31, 2021, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees.

Liquidity and Capital Resources

As of March 31 2021, we had cash of approximately $0.

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

As a result of our current cash status, no officer or director received cash compensation through March 31, 2021.

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

During the first quarter of 2021, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2021 and December 31, 2020, (ii) Statement of Operations for the three months period ended March 31, 2021 and 2020, (iii) Statement of Cash Flows for the three months period ended March 31, 2021 and 2010, (iv) Statement of Stockholders’ Deficit for the period ended March 31, 2021 and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: May 13, 2021	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Chief Executive Officer

