Form 10-Q
period 2021-06-30
TechCom, Inc.
filed 2021-08-16
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
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

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2021: 64,990,254 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

TechCom, Inc.

Balance Sheets

As of June 30, 2021 (Unaudited) and December 31, 2020 (Audited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Prepaid expenses	$–	$–
Total current assets	–	–
Total assets	$–	$–

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$15,887	$23,098
Due to shareholders	279,068	185,493
Convertible note payable – shareholder	50,000	50,000
Total current liabilities	344,955	258,591
Total liabilities	344,955	258,591

Stockholders’ deficit
Convertible Preferred stock, $0.001 par value, 5,000,000 share authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 and 70,990,254 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	650	710
Additional paid-in capital	2,068,961	2,085,101
Accumulated deficit	(2,415,566)	(2,345,402)
Total stockholders’ deficit	(344,955)	(258,591)
Total liabilities and stockholders’ deficit	$–	–

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Three Months and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	For the Three months ended June 30,		For the Six months ended June 30,
	2021	2020	2021	2020
	$	$	$	$

Net sales	–	–	–	–
Cost of sales	–	–	–	–

Gross Profit	–	–	–	–
Professional fees	57,998	32,622	66,496	58,425
General and administrative expenses	1,975	3,421	3,668	5,840
Total operating expenses
Operating loss before income taxes	59,973	36,042	70,164	64,265
Income taxes	–	–	–	–

Net loss and comprehensive loss	(59,973)	(36,042)	(70,164)	(64,265)

Loss per share of common stock - Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares of common stock - Basic and diluted	68,682,562	64,990,254	69,830,033	64,990,254

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Stockholders’ Deficit

For Three Months and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2020	1,000,000	$1,000	70,990,254	$710	$2,085,101	$(2,345,402)	$(258,591)
Stock cancellation	–	–	(6,000,000)	(60)	(16,140)	–	(16,200)
Net income (loss)	–	–	–	–	0	(70,164)	(70,164)
Balance June 30, 2021	1,000,000	1,000	64,990,254	650	2,068,961	(2,415,566)	(344,955)

Balance April 1, 2021	1,000,000	1,000	70,990,254	710	2,085,101	(2,355,593)	(268,782)
Stock cancellation	–	–	(6,000,000)	(60)	(16,140)	–	(16,200)
Net income (loss)	–	–	–	–	–	(59,973)	(59,973)
Balance June 30, 2021	1,000,000	$1,000	64,990,254	$650	$2,068,961	$(2,415,566)	$(344,955)

Balance December 31, 2019	1,000,000	$1,000	64,990,254	$650	$2,067,761	$(2,228,708)	$(159,297)
Stock issuance for services	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	0	(64,265)	(64,265)
Balance June 30, 2020	1,000,000	1,000	64,990,254	650	2,067,761	(2,292,973)	(223,562)

Balance April 1, 2020	1,000,000	1,000	64,990,254	650	2,067,761	(2,256,930)	(187,519)
Net income (loss)	–	–	–	–	–	(36,042)	(36,042)
Balance June 30, 2020	1,000,000	$1,000	64,990,254	$650	$2,067,761	$(2,292,973)	$(223,562)

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Cash Flow

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	2021	2020
Cash flows from operating activities
Net income (loss)	$(70,164)	$(64,265)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable and accrued expenses	(7,211)	43,003
Prepaid expenses	–	833
Due to shareholders	93,575	20,429
Net cash provided by (used in) operating activities	16,200	–

Cash flows from financing activities
Stock cancellation	(16,200)	–
Net cash provided by (used in) financing activities	(16,200)	–

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–

See accompanying notes to financial statements.

TechCom, Inc.

Notes to the Condensed Financial Statements

For the Period Ended June 30, 2021

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $344,955 with an accumulated deficit of $2,415,566. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its financial statements and related disclosures when adopted.

NOTE 3 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of June 30, 2021 and December 31, 2020, the balances were $15,887 and $23,098, respectively.

NOTE 4 – DUE TO RELATED PARTY

In the normal business operations, the major shareholder funds the Company’s operation expenses. For the six and three months ended June 30, 2021, the major shareholder paid $93,575 and $83,373, respectively; for the six and three months ended June 30, 2020, the major shareholder paid $20,429 and $3,421, respectively. As of June 30, 2021 and December 31, 2020, the balances of due to shareholder were $279,068 and $185,493, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE – Related Party

The convertible note payable as of June 30, 2021 and December 31, 2020 consisted of one non-interest bearing note payable due on demand and convertible at the option of the holder into common shares at the conversion price of $0.001 per share. The note, originally dated February 24, 2014 and amended on October 1, 2017 was initially held by a third-party creditor of the Company. Under the original February 24, 2014 Note, the principal amount of indebtedness was $115,000. On October 1, 2017, the third-party creditor agreed to forgive $65,000 in indebtedness and the balance of the Convertible Note became $50,000 as a result. On October 11, 2017, the note was sold to Mr. Seng Yeap Kok for a purchase price of $5,000. As of June 30, 2021 no amount of the principal has been repaid and the balance of the Convertible Note remains $50,000. Please also see Note 7 for the status at the issuance of the financial statements.

NOTE 6 - EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of June 30, 2021 and December 31, 2020, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Corporation.

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

On September 29, 2020, the Company issued 3,000,000 shares of common stock to Global Asset Trustee (Malaysia) Berhad for $8,700 and 3,000,000 shares of common stock to Eurasia Trust A.G. for $8,700. On May 26, 2021, the Company paid $8,100 and $8,100 to purchase the 3,000,000 and 3,000,000 shares of the Company’s common stock back from Global Asset Trustee (Malaysia) Berhad and Eurasia Trust A.G, respectively.

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of June 30, 2021 and December 31, 2020, the number of outstanding shares of common stock was 64,990,254 and 70,990,254, respectively.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing the financial statements with the Securities and Exchange Commission, the date the financial statements were available to be issued. Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure except the following:

On May 26, 2021, the Company’s controlling stockholder, Mr. Kok Seng Yeap (the “Seller”), signed a stock purchase agreement (the “SPA”) with AlphaBit, LLC, a Nevada limited liability company beneficially owned by Munaf Ali. According to the SPA, Seller sold 55,070,000 shares of Company’s common stock and 1,000,000 shares of Company’s Series A Preferred Stock to AlphaBit, LLC in exchange of $550,000. Such shares represent 87.60% of the Company’s voting power assuming conversion of all of the Company’s Series A Preferred Stock. The transaction was closed on July 27, 2021.

Pursuant to the SPA, the Note payable of $50,000 was cancelled on July 27, 2021.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three and six months ended June 30, 2021 and 2020.

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

Due to our lack of revenues, we have not incurred any tax obligations for the six months ended June 30, 2021 and 2019. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its financial statements and related disclosures when adopted.

Results of Operations

Capitalization

The following table sets forth, as of June 30, 2021, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

In January 2019, the Company made a reverse split of the stock at 1,000:1 and as of June 30, 2021, the table shows as follows:

Common stock, $0.00001 par value; 64,990,254 shares issued and outstanding at June 30, 2021	$650
Additional paid-in capital	2,068,961
Deficit accumulated during development stage	(2,415,566)

Total stockholders’ equity (deficit)	$(344,955)

Results of Operations for the three and six months ended June 30, 2021 and 2020

For the three and six months ended June 30, 2021 and 2020, we had no revenue.

Costs of revenue during these above same periods were $0.

For the six months ended June 30, 2021 and 2020, professional and administrative expenses were $70,164 and $64,265, respectively. These costs were primarily the costs for the daily operations and legal services.

For the six months ended June 30, 2021 and 2020, professional expenses were $66,496 and $58,425, respectively. The professional expenses in six months ended June 30, 2021 and 2020 were mainly for the SEC filing preparations.

For the six months ended June 30, 2021 and 2020, general and administrative expenses were $3,668 and $5,840, respectively. Costs incurred were primarily general and administrative expenses.

For the three months ended June 30, 2021 and 2020, professional and administrative expenses were $59,973 and $36,042, respectively. These costs were primarily the costs for the daily operations and professional services.

For the three months ended June 30, 2021 and 2020, professional expenses were $57,998 and $32,622, respectively. The increase $27,351 compared with the prior period was due to the increase of legal fees for the attempted sale of the Company’s shares.

For the three months ended June 30, 2021 and 2020, general and administrative expenses were $1,975 and $3,421, respectively. Costs incurred were primarily general and administrative expenses.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $344,955 with an accumulated deficit of $2,415,566. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of June 30, 2021, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees.

Liquidity and Capital Resources

As of June 30 2021, we had cash of approximately $0.

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

As a result of our current cash status, no officer or director received cash compensation through June 30, 2021.

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

During the second quarter of 2021, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: August 16, 2021	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Chief Executive Officer

