Form 10-Q
period 2021-09-30
TechCom, Inc.
filed 2021-11-15
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2021

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2021: 64,990,254 shares of Common Stock, par value US $0.001.

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

2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

TechCom, Inc.

Balance Sheets

As of September 30, 2021 (Unaudited) and December 31, 2020 (Audited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Prepaid expenses	$–	$–
Total current assets	–	–
Total assets	$–	$–

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$4,595	$23,098
Due to shareholders	–	185,493
Convertible note payable – shareholder	–	50,000
Total current liabilities	4,595	258,591
Total liabilities	4,595	258,591

Stockholders’ deficit
Convertible Preferred stock, $0.001 par value, 5,000,000 share authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 and 70,990,254 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	650	710
Additional paid-in capital	2,068,961	2,085,101
Accumulated deficit	(2,075,206)	(2,345,402)
Total stockholders’ deficit	(4,595)	(258,591)
Total liabilities and stockholders’ deficit	$–	–

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Three Months and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	For the Three months ended September 30,		For the Nine months ended September 30,
	2021	2020	2021	2020
	$	$	$	$
Net sales	–	–	–	–
Cost of sales	–	–	–	–

Gross Profit	–	–	–	–
Professional fees	6,500	36,278	72,996	94,703
General and administrative expenses	2,095	2,225	5,763	8,065

Operating loss before income taxes	8,595	38,503	78,759	102,768
Income taxes	–	–	–	–

Net loss and comprehensive loss	(8,595)	(38,503)	(78,759)	(102,768)

Debt forgiven	348,955	–	348,955	–
Net loss and comprehensive loss	340,360	(38,503)	270,196	(102,768)
Gain (loss) per share of common stock - Basic and diluted	0.01	(0.00)	0.00	(0.00)

Weighted average shares of common stock- Basic and diluted	64,990,254	65,120,689	68,199,045	65,034,210

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Stockholders’ Deficit

For Three Months and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2020	1,000,000	$1,000	70,990,254	$710	$2,085,101	$(2,345,402)	$(258,591)
Stock cancellation	–	–	(6,000,000)	(60)	(16,140)	–	(16,200)
Net income (loss)	–	–	–	–	0	270,196	270,196
Balance September 30, 2021	1,000,000	1,000	64,990,254	650	2,068,961	(2,075,206)	(4,595)

Balance July 1, 2021	1,000,000	1,000	64,990,254	650	2,068,961	(2,415,566)	(344,955)
	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	340,360	340,360
Balance September 30, 2021	1,000,000	$1,000	64,990,254	$650	$2,068,961	$(2,075,206)	$(4,595)

Balance December 31, 2019	1,000,000	$1,000	64,990,254	$650	$2,067,761	$(2,228,708)	$(159,297)
Stock issuance	–	–	6,000,000	60	17,340	–	17,400
Net income (loss)	–	–	–	–	0	(102,767)	(102,768)
Balance September 30, 2020	1,000,000	1,000	70,990,254	710	2,085,101	(2,331,475)	(244,664)

Balance July 1, 2020	1,000,000	1,000	64,990,254	650	2,067,761	(2,292,973)	(223,562)
Stock issuance	–	–	6,000,000	60	17,340	–	17,400
Net income (loss)	–	–	–	–	–	(38,503)	(38,503)
Balance September 30, 2020	1,000,000	$1,000	70,990,254	$710	$2,085,101	(2,331,475)	(244,664)

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Cash Flow

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	2021	2020
Cash flows from operating activities
Net income (loss)	$270,196	$(102,768)
Debt forgiven	(348,955)	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable and accrued expenses	(18,503)	21,677
Prepaid expenses	–	833
Due to shareholders	113,462	62,857
Net cash provided by (used in) operating activities	16,200	(17,400)

Cash flows from financing activities
Proceeds from stock issuance	–	17,400
Stock cancellation	(16,200)	–
Net cash provided by (used in) financing activities	(16,200)	17,400

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–

See accompanying notes to financial statements.

TechCom, Inc.

Notes to the Condensed Financial Statements

For the Period Ended September 30, 2021

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $4,595 with an accumulated deficit of $2,075,206. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

NOTE 3 – ACCRUED EXPENSES

The accrued expenses represent the professional fees and filing expenses incurred but not paid. As of September 30, 2021 and December 31, 2020, the balances were $4,595 and $23,098, respectively.

NOTE 4 – DUE TO RELATED PARTY

In the normal business operations, the major shareholder funds the Company’s operation expenses. For the nine and three months ended September 30, 2021, the former major shareholder paid $113,462 and $19,887, respectively; for the nine and three months ended September 30, 2020, the former major shareholder paid $62,857 and $42,428, respectively. As mentioned below in Note 6, the former major shareholder sold his total shares to the new major shareholder AlphaBit, LLC. According to the stock purchase agreement (SPA), the former shareholder cancelled all the debt the Company owed to him before the closing. As of September 30, 2021 and December 31, 2020, the balances of due to shareholder were $0 and $185,493, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE – Related Party

The convertible note payable as of September 30, 2021 and December 31, 2020 consisted of one non-interest bearing note payable due on demand and convertible at the option of the holder into common shares at the conversion price of $0.001 per share. The note, originally dated February 24, 2014 and amended on October 1, 2017 was initially held by a third-party creditor of the Company. Under the original February 24, 2014 Note, the principal amount of indebtedness was $115,000. On October 1, 2017, the third-party creditor agreed to forgive $65,000 in indebtedness and the balance of the Convertible Note became $50,000 as a result. On October 11, 2017, the note was sold to Mr. Seng Yeap Kok for a purchase price of $5,000. As mentioned below in Note 6, the former major shareholder sold his total shares to the new major shareholder AlphaBit, LLC. According to the stock purchase agreement (SPA), the former shareholder cancelled all the debt the Company owed to him before the closing including the note payable of $50,000. As of September 30, 2021 the balance was $0.

NOTE 6 - EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of September 30, 2021 and December 31, 2020, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Corporation.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of September 30, 2021 and December 31, 2020, the number of outstanding shares of common stock was 64,990,254 and 70,990,254, respectively.

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

Advertising

Advertising costs are expensed when incurred. The Company incurred $0 of sales and marketing expenses, including advertising, for the three and nine months ended September 30, 2021 and 2020.

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

Due to our lack of revenues, we have not incurred any tax obligations for the nine months ended September 30, 2021 and 2019. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

Results of Operations

Capitalization

The following table sets forth, as of September 30, 2021, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

In January 2019, the Company made a reverse split of the stock at 1,000:1 and as of September 30, 2021, the table shows as follows:

Common stock, $0.00001 par value; 64,990,254 shares issued and outstanding at September 30, 2021	$650
Additional paid-in capital	2,068,961
Deficit accumulated during development stage	(2,075,206)

Total stockholders’ equity (deficit)	$(4,595)

Results of Operations for the three and nine months ended September 30, 2021 and 2020

For the three and nine months ended September 30, 2021 and 2020, we had no revenue.

Costs of revenue during these above same periods were $0.

For the nine months ended September 30, 2021 and 2020, professional and administrative expenses were $78,759 and $102,768, respectively. These costs were primarily the costs for the daily operations and legal services.

For the nine months ended September 30, 2021 and 2020, professional expenses were $72,996 and $94,703, respectively. The professional expenses in nine months ended September 30, 2021 and 2020 were mainly for the SEC filing preparations.

For the nine months ended September 30, 2021 and 2020, general and administrative expenses were $5,763 and $8,065, respectively. Costs incurred were primarily general and administrative expenses.

For the three months ended September 30, 2021 and 2020, professional and administrative expenses were $8,595 and $38,503, respectively. These costs were primarily the costs for the daily operations and professional services.

For the three months ended September 30, 2021 and 2020, professional expenses were $6,500 and $36,278, respectively. The decrease of $29,778 compared with the prior period was due to the decrease of legal fees most likely the timing.

For the three months ended September 30, 2021 and 2020, general and administrative expenses were $2,095 and $2,225, respectively. Costs incurred were primarily general and administrative expenses.

On July 27, 2021, the former shareholder sold his total shares to the new major shareholder. According to SPA, the former shareholder forgave the total of $348,955 of the debt the Company owed him before closing. Due to the forgiveness, the Company had net profits of $270,196 and $340,360 for the nine months and three months ended September 30, 2021, respectively. For the nine months and three months ended September 30, 2020, the Company had net losses of $102,768 and $38,503, respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $4,595 with an accumulated deficit of $2,075,206. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of September 30, 2021, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees.

Liquidity and Capital Resources

As of September 30 2021, we had cash of approximately $0.

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

As a result of our current cash status, no officer or director received cash compensation through September 30, 2021.

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

During the third quarter of 2021, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: November 15, 2021	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Chief Executive Officer

