Form 10-K
period 2021-12-31
TechCom, Inc.
filed 2022-04-15
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the fiscal year ended December 31, 2021

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-53749

Techcom, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1701678
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

919 North Market Street, Suite 950, Wilmington, DE 19801

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

Yes ☒ No ☐

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of April 14, 2022: 64,990,254 shares of Common Stock, par value US $0.00001

i

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

ii

PART I

ITEM 1.	BUSINESS

Overview

TechCom, Inc., which may also be referred to we, us, our, or the Company, was organized on August 22, 2000 under the laws of the State of Nevada, as UgoMedia Interactive Corporation. The Company has gone through several changes in its lines of business since its incorporation.

On October 17, 2009, we acquired Beijing Innotrek Technology Co. Ltd, a Chinese company based in Beijing, China (“Innotrek”). As a subsidiary of TechCom, Inc., Innotrek engaged in the research and development of broadband technology products in China. Innotrek specialized in high technology network communications and offered broadband technology installation services to hotels. Its products included (i) a system that makes use of various wired mediums, (ii) a cable modem and (iii) security and monitoring products. The company also distributed computers, network equipment, storage devices, and software products. The Company currently has no operations.

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

On July 27, 2021, Kok Seng Yeap sold 55,070,000 shares of Company’s common stock and 1,000,000 shares of Company’s Series A Preferred Stock to AlphaBit, LLC, a Nevada limited liability company beneficially owned by Munaf Ali for $550,000. Such shares represent 87.60% of the Company’s voting power assuming conversion of all of the Company’s Series A Preferred Stock.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and as of December 31, 2021 a stockholders deficit of $16,544 with an accumulated deficit of $2,436,110. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business

Currently, we have no active operations.

Research and Development

We have not incurred any research and development costs in the fiscal years ended December 31, 2021 or 2020.

Employees

As of April 14, 2022, the Company has two officers: Mr. Kok Seng Yeap as Chief Executive Officer, and Mr. Lau Chew Chye as Chief Financial Officer.

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

ITEM 1A.	RISK FACTORS

This information is not required of smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We do not own any property. Our executive offices are located at 919 North Market Street, Suite 950 Wilmington, DE 19801.

ITEM 3.	LEGAL PROCEEDINGS

On March 8, 2022, the General Court of Justice of Mecklenburg County, North Carolina, issued a civil summons regarding a complaint entitled William R. Allessi Jr. vs. Techcom Inc. Mr. Alessi, the Company’s President and majority shareholder prior to October 2017, alleges that he is entitled to receive an additional 3,097,017 shares of Common Stock of the Company under his prior employment agreement. The Company does not have sufficient information to determine if the Company would be liable in this case but is reviewing the claims and intends to defend the action.

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

Common Stock
2021	High	Low	2020	High	Low
Quarter ended March 31, 2021	$0.0599	$0.0220	Quarter ended March 31, 2020	$0.0182	$0.0054
Quarter ended June 30, 2021	$0.0300	$0.0200	Quarter ended June 30, 2020	$0.0900	$0.0081
Quarter ended September 30, 2021	$0.1499	$0.0261	Quarter ended September 30, 2020	$0.1500	$0.0625
Quarter ended December 31, 2021	$0.8100	$0.0570	Quarter ended December 31, 2020	$0.1493	$0.0201

Holders

As of December 31, 2021, we had 64,990,254 shares of our common stock issued and outstanding, and held by 175 persons.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2021 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2021.

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

Advertising

Advertising costs are expensed when incurred. The Company incurred $0 of sales and marketing expenses, including advertising, for the years ended December 31, 2021 and December 31, 2020.

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

At December 31, 2021 and 2020, the Company had net operating losses (“NOL”) for income tax purposes. The Company has NOL carry-forwards for Federal income tax purposes of $2.44 million and $2.34 million at December 31, 2021 and 2020, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s deferred tax of approximately $0.51 million as of December 31, 2021, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2021 and 2020 are as follows:

	2021	2020
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$511,583	$492,534
Less: valuation allowance	(511,583)	(492,534)
Deferred tax assets, net of valuation allowance	$–	$–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Federal statutory income tax expense (benefit) rate	(21.00%)	(21.00)
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax (No state operations)	–%	–%
Change in valuation allowance on net operating loss carry-forwards	21.00%	21.00%
Effective income tax rate	0.00%	0.00%

Year end

The Company’s fiscal year-end is December 31.

Recent Accounting Pronouncements

In January 2020, the FASB issued ASU 2020-01 to clarify the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815. With respect to the interactions between ASC 321 and ASC 323, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when applying the measurement alternative in ASC 321, immediately before applying or upon discontinuing the equity method of accounting. With respect to forward contracts or purchased options to purchase securities, the amendments clarify that when applying the guidance in ASC 815-10-15-141(a), an entity should not consider whether upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in ASC 323 or the fair value option in accordance with ASC 825. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Management believes that other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission do not have a material impact on the Company’s present or near future financial statements.

Results of Operations

Capitalization

The following table sets forth, as of December 31, 2021 and 2020, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

December 31, 2021 Actual:

Preferred stock, $0.001 par; 1,000,000 shares issued and outstanding at December 31, 2021	$1,000
Common stock, $0.00001 par; 64,990,254 shares issued and outstanding at December 31, 2021	650
Additional paid-in capital	2,417,916
Deficit accumulated during development stage	(2,436,110)

Total stockholders’ equity (deficit)	$(16,544)

December 31, 2020 Actual:

Preferred stock, $0.001 par; 1,000,000 shares issued and outstanding at December 31, 2020	$1,000
Common stock, $0.00001 par; 70,990,254 shares issued and outstanding at December 31, 2020	710
Additional paid-in capital	2,085,101
Deficit accumulated during development stage	(2,345,402)

Total stockholders’ equity (deficit)	$(258,591)

Results of Operations for the years ended December 31, 2021 and December 31, 2020

For the year ended December 31, 2021 and 2020, we had no revenue.

Costs of revenue during these same periods were $0.

For the years ended December 31, 2021 and December 31, 2020, professional and administrative expenses were $90,708 and $116,694, respectively. These costs were primarily the costs for the daily operations and legal services.

For the years ended December 31, 2021 and 2020, professional expenses were $83,380 and $107,199. The professional fee expenses in 2021 and 2020 were mainly due to SEC filing preparations.

For the years ended December 31, 2021 and December 31, 2020, general and administrative expenses were $7,328 and $9,495. Costs incurred were primarily SEC filings and stock records service fees.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $16,544 with an accumulated deficit of $2,436,110. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of any product research and development that we will perform for the term of our plan of operation

The Company is a shell company with no operations and does not have specific products. Our research and development will depend on a future merger with an operational company or companies.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such, items are not required by us at this time.

Significant changes in the number of employees

As of December 31, 2021, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees, consultants and professionals; however, the exact number is not certain at this time.

Liquidity and Capital Resources

As of December 31 2021, we had cash of $0.

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

As a result of our current cash status, no officer or director received cash compensation through the fiscal year ended December 31, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TECHCOM, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TECHCOM, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

As discussed in Note 2 to the financial statements, as of December 31, 2021, the Company experienced an accumulated deficit of $2,436,110 and suffered from continuous losses for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Bayside, New York

April 4, 2022

TechCom, Inc.

Balance Sheets

As of December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
Assets
Current assets
Prepaid expenses	$–	$–
Total current assets	–	–
Total assets	$–	$–
Liabilities and Stockholders’ Deficit
Current liabilities
Accrued expenses	$–	$23,098
Due to shareholders	16,544	185,493
Convertible note payable – shareholder	–	50,000
Total current liabilities	16,544	258,591
Total liabilities	16,544	258,591
Stockholders’ deficit
Convertible Preferred stock, $0.001 par value, 1,000,000 shares authorized issued and outstanding	1,000	1,000
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 and 70,990,254 shares issued and outstanding as of December 31, 2021 and 2020	650	710
Additional paid-in capital	2,417,916	2,085,101
Accumulated deficit	(2,436,110)	(2,345,402)
Total stockholders’ deficit	(16,544)	(258,591)

Total liabilities and stockholders’ deficit	$–	$–

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Years Ended December 31, 2021 and 2020

	2021	2020
Revenue	$–	$–
Costs of Sales	–	–

Gross Profit	–	–

Operating Expenses
Professional fees	83,380	107,199
General & administrative expenses	7,328	9,495
Total operating expenses	90,708	116,694
Loss from operations	(90,708)	(116,694)
Other income (expenses)
Debt forgiven	–	–
Interest expenses	–	–
Total other income (expenses)	–	–
Net income (loss)	$(90,708)	$(116,694)

Weighted average (loss) per share	$(0.001)	$(0.002)
Weighted average shares outstanding	67,373,816	66,519,021

See accompanying notes to financial statements

TechCom, Inc.

Statement of Stockholders’ Deficit

For the years ended December 31, 2021 and 2020

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2020	1,000,000	$1,000	9,920,254	$650	$2,067,761	$(2,228,708)	$(159,297)
Stock issuance	–	–	6,000,000	60	17,340	–	17,400
Net income (loss)	–	–	–	–	–	(116,694)	(116,694)
Balance December 31, 2020	1,000,000	1,000	70,990,254	710	2,085,101	(2,345,402)	(258,591)
Debt to equity conversion					348,955		348,955
Stock cancellation	–	–	(6,000,000)	(60)	(16,140)	–	(16,200)
Net income (loss)	–	–	–	–	–	(90,708)	(90,708)
Balance December 31, 2021	1,000,000	$1,000	64,990,254	$650	$2,417,916	$(2,436,110)	$(16,544)

See accompanying notes to financial statements

TechCom, Inc.

Statement of Cash Flows

For the years ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities
Net income (loss)	$(90,708)	$(116,694)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Prepaid expenses	–	833
Accrued expenses	(23,098)	23,098
Due to shareholders	130,006	75,363
Net cash provided by (used in) operating activities	16,200	(17,400)

Cash flows from financing activities
Proceeds from stock issuance	(16,200)	17,400
Net cash provided by (used in) financing activities	(16,200)	17,400

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–
Income taxes paid	$–	$–
Supplemental disclosure of non-cash financing activities:
Debt to equity conversion	$348,955	$–

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $16,544 with an accumulated deficit of $2,436,110. The Company intends attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Cash - The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited. Currently the Company does not carry a cash account and the operations are funded by the major shareholder as indicated in Note 7.

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

REVENUE RECOGNITION

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, which requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

SHARE-BASED COMPENSATION

The Company accounts for share-based compensation awards in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”. We measure all share-based payments using the fair-value at grant date. We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period.

No stock-based compensation was issued during the years ended December 31, 2021 and 2020.

INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of December 31, 2021 and 2020.

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

Basic net income (loss) per common share is based on the weighted and diluted average number of shares of common stock outstanding at December 31, 2021 and 2020.

FORGIVENESS OF INDEBTEDNESS

The Company follows the guidance of ASC 470, related to debt forgiveness and extinguishment. Debts of the Company are considered extinguished when the statute of limitations in the applicable jurisdiction expires or when terminated by judicial authority such as the granting of a declaratory judgment. Debts to related parties or shareholders are treated as capital transactions when forgiven or extinguished and credited to additional paid in capital. Debts to non-related parties are treated as other income when forgiven or extinguished. In July 2021, the former major shareholder sold his shares to the new shareholder (see Notes 5 and 7 below). Per Stock Purchase Agreement (SPA), the former shareholder had forgiven of indebtedness of $348,955 including the liability of $298,955 and the note of $50,000. The total of $348,955 forgiven was credited to additional paid in capital at the SPA closing.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2020, the FASB issued ASU 2020-01 to clarify the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815. With respect to the interactions between ASC 321 and ASC 323, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when applying the measurement alternative in ASC 321, immediately before applying or upon discontinuing the equity method of accounting. With respect to forward contracts or purchased options to purchase securities, the amendments clarify that when applying the guidance in ASC 815-10-15-141(a), an entity should not consider whether upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in ASC 323 or the fair value option in accordance with ASC 825. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Management believes that other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission do not have a material impact on the Company’s present or near future financial statements.

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

At December 31, 2021 and 2020, the Company had net operating losses (“NOL”) for income tax purposes. The Company has NOL carry-forwards for Federal income tax purposes of $2.44 million and $2.34 million at December 31, 2021 and 2020, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s deferred tax of approximately $0.51 million as of December 31, 2021, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2021 and 2020 are as follows:

	2021	2020
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$511,583	$492,534
Less: valuation allowance	(511,583)	(492,534)
Deferred tax assets, net of valuation allowance	$–	$–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Federal statutory income tax expense (benefit) rate	(21.00%)	(21.00%)
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax (No state operations)	–%	–%
Change in valuation allowance on net operating loss carry-forwards	21.00%	21.00%
Effective income tax rate	0.00%	0.00%

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

Legal and other matters

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company. The Company's management is unaware of any pending or threatened assertions and there are no current matters that would have a material effect on the Company’s financial position or results of operations, except as disclosed in Note 8, Subsequent Events.

NOTE 5 – CONVERTIBLE NOTE PAYABLE – Related Party

The convertible note payable as of December 31, 2020 consisted of one non-interest bearing note payable due on demand and convertible at the option of the holder into common shares at the conversion price of $0.001 per share. The creditor of the convertible note payable was a third party with a balance of $115,000. On October 1, 2017, the note creditor agreed to forgive $65,000 and the balance became $50,000 after the debt was forgiven. In exchange of the debt forgiven, the Company agreed that the note is convertible at $0.001 per share of the Company’s common stock but not dilutive. On October 11, 2017, the note was sold to Mr. Kok, Seng Yeap, who became the major shareholder of the Company. As of December 31, 2020, the balance of the note payable remained $50,000.

In July 2021, the former major shareholder sold his shares to the new major shareholder. According to the SPA, the former shareholder had forgiven the note of $50,000 at the closing, so the balance of the note as of December 31, 2021 was $0.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of December 31, 2021 and 2020, the outstanding shares of common stock were 64,990,254 and 70,990,254, respectively.

NOTE 7 – RELATED PARTIES TRANSACTIONS

During the normal course of business, the Company has some transactions with its related parties. During the years ended December 31, 2021 and 2020, there were the following related party transactions:

In 2021 and 2020, the major shareholder paid $130,006 and $75,363 for the Company expenses, respectively. The payments of $130,006 in 2021 included $113,462 paid by the former major shareholder and $16,544 paid by the current major shareholder, respectively.

As disclosed in Note 5, the former major shareholder had forgiven the note of $50,000 owed by the Company at the closing of the SPA.

As of December 31, 2021 and 2020, the balances due to shareholders were $16,544 and $185,493, respectively.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing the financial statements with the Securities and Exchange Commission, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that is reportable except for the following event.

On March 8, 2022, the General Court of Justice of Mecklenburg County, North Carolina, issued a civil summons regarding a complaint entitled William R. Allessi Jr. vs. Techcom Inc. Mr. Alessi, the Company’s President and majority shareholder prior to October 2017, alleges that he is entitled to receive an additional 3,097,017 shares of Common Stock of the Company under his prior employment agreement. The Company does not have sufficient information to determine if the Company would be liable in this case but is reviewing the claims and intends to defend the action.

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria established in “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2021, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at December 31, 2021, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of April 14, 2022.

Name	Age	Principal Position	Appointment date
Kok Seng Yeap	46	Director, Chairman and Chief Executive Officer	August 6, 2019
Lau Chew Chye	47	Director, Chief Financial Officer	August 6, 2019

Mr. Kok Seng Yeap has spent over 16 years in the financial industry for the corporate sector as an expert in the financial industry, particularly in Private Banking, Insurance, Pre IPO, Financial Engineering and Corporate Acquisition & Merger transactions. He also has significant marketing experience through working in multinational corporations including Great Eastern Life Assurance Berhad, Prudential Assurance Berhad, Pacific Unit Trust Berhad, and as a legal professional will writer in Rockwill Sdn Bhd. in 2013. He is a Life Insurance Practitioner with the qualification obtained from the Malaysia Insurance Institute. Currently, Mr. Kok Seng Yeap serves as a Director of ELG Bank Limited, the Executive Chairman for EXSULAR Insurance Corporation Limited, and the Managing Director of NobleCorp Asset Management Ltd. Mr. Kok Seng Yeap graduated from the Global University (GULL), USA with a Masters in Finance and Management.

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

Directors

Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time. In 2021 and 2020, we did not pay cash compensation to our directors for services as directors.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

This information is not required of smaller reporting companies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2021. The information in this table provides the ownership information for:

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

Name and Address of Beneficial Owner (1)	Sole Voting and Investment Power	Shared Voting and Investment Power		Total Beneficially Owned		Percentage of Outstanding Shares Beneficially Owned
AlphaBit, LLC(1)		70,070,000	(2)	70,070,000	(2)	87.6%
Munaf Ali (3)		70,070,000	(2)	70,070,000	(2)	87.6%
All directors and executive officers as a group	0	–		0		0

(1)	AlphaBit, LLC’s is a Nevada limited liability company, its address is Skyview Residences Tower 1, Apartment 4604, Downtown Dubai, UAE.
(2)	Includes 15,000,000 shares of common stock underlying the 1,000,000 shares of the Company’s Series A Preferred Stock beneficially owned by the Reporting Person, calculated at the conversion rate in effect as of the date of this report.
(3)	Munaf Ali beneficially owns AlphaBit, LLC. Mr.Ali’s address is Skyview Residences Tower 1, Apartment 4604, Downtown Dubai, UAE.

Change of Control Arrangements

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors have advanced funds on an interest-free basis, with no maturity date, from inception for working. Amounts advanced totaled $130,006 in 2021 and $75,363 in 2020.

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

Audit Fees

The audit fees billed by our independent registered accounting firm RH CPA was $7,000 for the audit services rendered for the year 2021 and $7,000 for the audit services rendered for the year 2020. The aggregate fees for 2021 and 2020 was $14,000.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2021.

Tax Fees

During the year ended December 31, 2021, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the year ended December 31, 2021, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15.	EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of TechCom, Inc. dated June 30, 2017 (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of TechCom, Inc. dated January 28, 2019 (1)

3.3	By-Laws of TechCom, Inc. (1)

4.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock $.0001 Par Value of TechCom, Inc. dated January 2, 2019 (1)

4.2	Stock Purchase Agreement dated May 26, 2021 by and between AlphaBit, LLC and Kok Seng Yeap, (incorporated by reference to Exhibit 99.1 to the general statement of acquisition of beneficial ownership on Schedule 13-D jointly filed by AlphaBit, LLC and Munaf Ali with the SEC on August 2, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2021 and 2020, (ii) Statement of Operations for the years ended December 31, 2021 and 2020, (iii) Statement of Stockholders’ Deficit for the years ended December 31, 2021 and 2020, and (iv) Statement of Cash Flows for the years ended December 31, 2021 and 2020, (v) Notes to Financial Statements.

(1) Filed as an exhibit to the Company's Form 10 filed on April 1, 2019

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2022.

TECHCOM, INC.

Date: April 15, 2022	By: /s/ Kok Seng Yeap
Kok Seng Yeap
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned constitutes and appoints Kok Seng Yeap \ as attorney-in-fact and agent, with full power of substitution and re-substitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kok Seng Yeap	Director, Chief Executive Officer	April 15, 2022
Kok Seng Yeap

/s/ Lau Chew Chye	Director, Chief Financial Officer	April 15, 2022
Lau Chew Chye

