Form 10-Q
period 2022-03-31
TechCom, Inc.
filed 2022-05-23
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2022

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 23, 2022: 64,990,254 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

TechCom, Inc.

Balance Sheets

As of March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Prepaid expenses	$–	$–
Total current assets	–	–
Total assets	$–	$–

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$6,567	$–
Due to shareholders	52,017	16,544
Total current liabilities	58,584	16,544
Total liabilities	58,584	16,544

Stockholders’ deficit
Convertible Preferred stock, $0.001 par value, 5,000,000 share authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	650	650
Additional paid-in capital	2,417,916	2,417,916
Accumulated deficit	(2,478,150)	(2,436,110)
Total stockholders’ deficit	(58,584)	(16,544)
Total liabilities and stockholders’ deficit	$–	–

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Revenue	$–	$–
Cost of Sales	–	–
Gross Profit	–	–

Operating Expenses
Professional fees	12,567	8,491
General & administrative expenses	29,473	1,693
Total operating expenses	42,040	10,191

Loss from operations	(42,040)	(10,191)

Other income (expenses)
Interest expenses	–	–
Total other income (expenses)	–	–

Net income (loss)	$(42,040)	$(10,191)

Weighted average shares outstanding - basic	64,990,254	70,990,254

Basic income (loss) per share	$–	$–

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Stockholders’ Deficit

For Three Months Ended March 31, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	1,000,000	$1,000	64,990,254	$650	$2,417,916	$(2,436,110)	$(16,544)

Net income (loss)	–	–	–	–	–	(42,040)	(42,040)
Balance March 31, 2022	1,000,000	1,000	64,990,254	650	2,417,916	(2,478,150)	(58,584)

Balance December 31, 2019	1,000,000	1,000	70,990,254	710	2,085,101	(2,345,402)	(258,591)

Net income (loss)	–	–	–	–	–	(10,191)	(10,191)
Balance March 31, 2021	1,000,000	$1,000	70,990,254	$710	$2,085,101	$(2,355,593)	$(268,782)

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Cash Flow

For the Three Months Ended March 31, 2022 and 2021

	2022	2021
Cash flows from operating activities
Net income (loss)	$(42,040)	$(10,191)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid Expenses	–	–
Accounts payable and accrued expenses	6,567	(11)
Due to shareholders	35,473	10,202
Net cash provided by (used in) operating activities	–	–

Cash flows from financing activities
Net cash provided by (used in) financing activities	–	–

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–

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

These statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2021  and notes thereto included in the Company’s 10-K. The Company follows the same accounting policies it used in the Company’s 10-K in the preparation of this interim report. Results of operations for the interim period are not indicative of annual results.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $58,584 with an accumulated deficit of $2,478,150. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

NOTE 3 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of March 31, 2022 and December 31, 2021, the balances were $6,567 and $0, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

In the normal business operations, the major shareholder funds the Company’s operation expenses. For the three months ended March 31, 2022 and 2021, the major shareholder paid $35,473 and $10,202, respectively. As of March 31, 2022 and December 31, 2021, the balances of due to shareholder were $52,017 and $16,544, respectively.

On the other hand, the Company paid $27,000 for the officers’ services to a consulting firm. The Company’s CEO is also the director of that firm. There was no balance due to the firm as of March 31, 2022.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

Legal and other matters

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company. On March 8, 2022, the General Court of Justice of Mecklenburg County, North Carolina, issued a civil summons regarding a complaint entitled William R. Allessi Jr. vs. Techcom Inc. Mr. Alessi, the Company’s President and majority shareholder prior to October 2017, alleges that he is entitled to receive an additional 3,097,017 shares of Common Stock of the Company under his prior employment agreement. The case has been dismissed as of the date of the issuance of the financial statements. See Note 7 - Subsequent Events for details.

NOTE 6 - EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of March 31, 2022 and December 31, 2019, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15,000, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Corporation.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of March 31, 2022 and December 31, 2021, the outstanding shares of common stock were 64,990,254.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing the financial statements with the Securities and Exchange Commission, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure except as follows:

On March 8, 2022, the General Court of Justice of Mecklenburg County, North Carolina, issued a civil summons regarding a complaint William R. Allessi Jr. vs. Techcom Inc., Mr. Alessi, the Company’s President and majority shareholder prior to October 2017, alleged that he is entitled to an additional 3,097,017 shares of Common Stock of the Company under his prior employment agreement. The parties executed a settlement agreement as of May 18, 2022 that provided, in part, for a dismissal of the action with prejudice without the issuance of any additional shares of Common Stock or payment of any other amounts to Mr. Alessi, for the mutual release of any claims or potential claims between the parties and for Mr. Alessi to retain the 120,000 shares of Common Stock that he was issued under this employment agreement.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three months ended March 31, 2022 and 2021.

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

Due to our lack of revenues, we have not incurred any tax obligations for the three months ended March 31, 2022 and 2020. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

Results of Operations

Capitalization

The following table sets forth, as of March 31, 2022, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

Common stock, $0.00001 par value; 64,990,254 shares issued and outstanding at March 31, 2022	$650
Additional paid-in capital	2,417,916
Deficit accumulated during development stage	(2,478,150)

Total stockholders’ equity (deficit)	$(58,584)

Results of Operations for the three months ended March 31, 2022 and 2021

For the three months ended March 31, 2022 and 2021, we had no revenue.

Costs of revenue during these above same periods were $0.

For the three months ended March 31, 2022 and 2021, professional and administrative expenses were $42,040 and $10,191, respectively. These costs were primarily the costs for the daily operations and legal services.

For the three months ended March 31, 2022 and 2021, professional expenses were $12,567 and $8,498, respectively. The legal expenses in three months ended March 31, 2021 were mainly due to SEC filing preparations.

For the three months ended March 31, 2022 and 2021, general and administrative expenses were $29,473 and $1,693, respectively. Costs incurred were primarily general and administrative expenses. The significant increase in general and administrative expenses was to the management fees that the services were provided by a consulting firm started from July 2021.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $58,584 with an accumulated deficit of $2,478,150. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of March 31, 2022, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of approximately $0.

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

As a result of our current cash status, no officer or director received cash compensation through March 31, 2022.

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

During the first quarter of 2022, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2022 and December 31, 2021, (ii) Statement of Operations for the three months period ended March 31, 2022 and 2021, (iii) Statement of Cash Flows for the three months period ended March 31, 2022 and 2021, (iv) Statement of Stockholders’ Deficit for the period ended March 31, 2022 and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: May 23, 2022	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Chief Executive Officer

