Form 10-Q
period 2022-06-30
TechCom, Inc.
filed 2022-08-15
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2022

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2022: 64,990,254 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

TechCom, Inc.

Balance Sheets

As of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Prepaid expenses	$–	$–
Total current assets	–	–
Total assets	$–	$–

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$40,316	$–
Due to shareholders	68,534	16,544
Total current liabilities	108,850	16,544
Total liabilities	108,850	16,544

Stockholders’ deficit
Convertible Preferred stock, $0.001 par value, 5,000,000 share authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	650	650
Additional paid-in capital	2,417,916	2,417,916
Accumulated deficit	(2,528,416)	(2,436,110)
Total stockholders’ deficit	(108,850)	(16,544)
Total liabilities and stockholders’ deficit	$–	–

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Three Months and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	For the Three months ended June 30,		For the Six months ended June 30,
	2022	2021	2022	2021
	$	$	$	$
Net sales	–	–	–	–
Cost of sales	–	–	–	–
Gross Profit	–	–	–	–

Professional fees	39,161	57,998	51,728	66,496
General and administrative expenses	11,105	1,975	40,578	3,668

Operating loss before income taxes	(50,266)	(59,973)	(92,306)	(70,164)
Income taxes	–	–	–	–

Net loss and comprehensive loss	(50,266)	(59,973)	(92,306)	(70,164)

Loss per share of common stock
- Basic	(0.00)	(0.00)	(0.00)	(0.00)
- Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares of common stock
- Basic	64,990,254	68,682,562	64,990,254	69,830,033
- Diluted	64,990,254	68,682,562	64,990,254	69,830,033

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Stockholders’ Deficit

For Three Months and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	1,000,000	$1,000	64,990,254	$650	$2,417,916	$(2,436,110)	$(16,544)
Net income (loss)	–	–	–	–	–	(92,306)	(92,306)
Balance June 30, 2022	1,000,000	1,000	64,990,254	650	2,417,916	(2,528,416)	(108,850)

Balance April 1, 2022	1,000,000	1,000	64,990,254	650	2,417,916	(2,478,150)	(58,584)
Net income (loss)	–	–	–	–	–	(50,266)	(50,266)
Balance June 30, 2022	1,000,000	$1,000	64,990,254	$650	$2,417,916	$(2,528,416)	$(108,850)

Balance December 31, 2020	1,000,000	$1,000	70,990,254	$710	$2,085,101	$(2,345,402)	$(258,591)
Stock issuance for services	–	–	(6,000,000)	(60)	(16,140)	–	(16,200)
Net income (loss)	–	–	–	–	–	(70,164)	(70,164)
Balance June 30, 2021	1,000,000	1,000	64,990,254	650	2,068,961	(2,415,566)	(344,955)

Balance April 1, 2021	1,000,000	1,000	70,990,254	710	2,085,101	(2,355,593)	(268,782)
Stock issuance for services	–	–	(6,000,000)	(60)	(16,140)	–	(16,200)
Net income (loss)	–	–	–	–	–	(59,973)	(59,973)
Balance June 30, 2021	1,000,000	$1,000	64,990,254	$650	$2,068,961	$(2,415,566)	$(344,955)

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Cash Flow

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	2022	2021
Cash flows from operating activities
Net income (loss)	$(92,306)	$(70,164)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable and accrued expenses	40,316	(7,211)
Prepaid expenses	–	–
Due to shareholders	51,990	93,575
Net cash provided by (used in) operating activities	–	16,200

Cash flows from financing activities
Stock cancellation	–	(16,200)
Net cash provided by (used in) financing activities	–	(16,200)

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–

See accompanying notes to financial statements.

TechCom, Inc.

Notes to the Condensed Financial Statements

For the Period Ended June 30, 2022

NOTE 1 - NATURE OF BUSINESS ORGANIZATION

TechCom, Inc. (the “Company”) was originally formed on August 22, 2000 as a Nevada corporation. On June 30, 2017, the Company re-domiciled as a Delaware Corporation. Now a non-operating holding company, historically the company has been involved in investment in gaming and vending businesses, with a primary focus on the entertainment, travel and leisure industries. Current management acquired control of the Company through purchase of preferred shares of the Company in July 2021, which gives current management a majority of the voting power of the outstanding stock of the Company. The Company is in the process of identifying operating businesses that are potential candidates for acquisition.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $108,850 with an accumulated deficit of $2,528,416. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

NOTE 3 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of June 30, 2022 and December 31, 2021, the balances were $40,316 and $0, respectively.

NOTE 4 – DUE TO RELATED PARTY

In the normal business operations, the major shareholder funds the Company’s operation expenses. For the six and three months ended June 30, 2022, the major shareholder paid $51,990 and $15,017, respectively; for the six and three months ended June 30, 2021, the major shareholder paid $93,575 and $3,373, respectively. As of June 30, 2022 and December 31, 2021, the balances of due to shareholder were $68,534 and $16,544, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 - EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of June 30, 2022 and December 31, 2021, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Corporation.

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

On May 26, 2021, the Company’s former controlling stockholder, Mr. Kok Seng Yeap (the “Seller”), signed a stock purchase agreement (the “SPA”) with AlphaBit, LLC, a Nevada limited liability company beneficially owned by Munaf Ali. According to the SPA, Seller sold 55,070,000 shares of Company’s common stock and 1,000,000 shares of Company’s Series A Preferred Stock to AlphaBit, LLC in exchange of $550,000. Such shares represent 87.60% of the Company’s voting power assuming conversion of all of the Company’s Series A Preferred Stock. The transaction was closed on July 27, 2021.

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of June 30, 2022 and December 31, 2021, the outstanding shares of common stock were 64,990,254, respectively.

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

Overview

The Company is a non-operating holding company. Historically, the Company has been involved and invested in gaming and vending businesses, the focus of which was on the entertainment, travel and leisure industries. Current management acquired control of the Company through purchase of preferred shares in July 2021 and is in the process of identifying operating businesses that are potential candidates for acquisition.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three and six months ended June 30, 2022 and 2021.

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

Due to our lack of revenues, we have not incurred any tax obligations for the six months ended June 30, 2022 and 2021. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

Results of Operations

Capitalization

The following table sets forth, as of June 30, 2022, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

In January 2019, the Company made a reverse split of the stock at 1,000:1 and as of June 30, 2022, the table shows as follows:

Common stock, $0.00001 par value; 64,990,254 shares issued and outstanding at June 30, 2022	$650
Additional paid-in capital	2,417,916
Deficit accumulated during development stage	(2,528,416)

Total stockholders’ equity (deficit)	$(108,850)

Results of Operations for the three and six months ended June 30, 2022 and 2021

For the three and six months ended June 30, 2022 and 2021, we had no revenue.

Costs of revenue during these above same periods were $0.

For the six months ended June 30, 2022 and 2021, professional and administrative expenses were $92,306 and $70,164, respectively. These expenses were primarily for the daily operations and legal services.

For the six months ended June 30, 2022 and 2021, professional expenses were $51,728 and $66,496, respectively. The professional expenses in six months ended June 30, 2022 and 2021 were mainly for the SEC filing preparations.

For the six months ended June 30, 2022 and 2021, general and administrative expenses were $40,578 and $3,668, respectively. The expenses incurred were primarily general and administrative expenses. The significant increase in general and administrative expenses was due to the increase in management services.

For the three months ended June 30, 2022 and 2021, professional and administrative expenses were $50,266 and $59,973, respectively. These costs were primarily the costs for the daily operations and professional services.

For the three months ended June 30, 2022 and 2021, professional expenses were $39,161 and $57,998, respectively. The decrease $18,837 compared with the prior period was due to the decrease of legal fees.

For the three months ended June 30, 2022 and 2021, general and administrative expenses were $11,105 and $1,975, respectively. Costs incurred were primarily general and administrative expenses. The significant increase in general and administrative expenses was due to the increase in management services.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $108,850 with an accumulated deficit of $2,528,416. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of June 30, 2022, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees.

Liquidity and Capital Resources

As of June 30 2022, we had cash of approximately $0.

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

As a result of our current cash status, no officer or director received cash compensation through June 30, 2022.

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

During the second quarter of 2022, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2022 and December 31, 2021, (ii) Statement of Operations for the three months period ended June 30, 2022 and 2021, (iii) Statement of Cash Flows for the three months period ended June 30, 2022 and 2021, (iv) Statement of Stockholders’ Deficit for the period ended June 30, 2022 and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: August 15, 2022	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Chief Executive Officer

