Form 10-Q
period 2022-09-30
TechCom, Inc.
filed 2022-11-21
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2022

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

+ 852 29803711

(Issuer’s telephone number)

_____________________________

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 21, 2022: 64,990,254 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

TechCom, Inc.

Balance Sheets

As of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Prepaid expenses	$3,000	$–
Total current assets	3,000	–
Total assets	$3,000	$–

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$3,350	$–
Due to shareholders	107,641	16,544
Total current liabilities	110,991	16,544
Total liabilities	110,991	16,544

Stockholders’ deficit
Convertible Preferred stock, $0.001 par value, 5,000,000 share authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	650	650
Additional paid-in capital	2,417,916	2,417,916
Accumulated deficit	(2,527,557)	(2,436,110)
Total stockholders’ deficit	(107,991)	(16,544)
Total liabilities and stockholders’ deficit	$3,000	$–

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Three Months and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	For the Three months ended September 30,		For the Nine months ended September 30,
	2022	2021	2022	2021
	$	$	$	$

Net sales	–	–	–	–
Cost of sales	–	–	–	–
Gross Profit	–	–	–	–

Professional fees	(5,314)	6,500	46,414	72,996
General and administrative expenses	4,455	2,095	45,033	5,763

Operating income (loss) before income taxes	859	(8,595)	(91,447)	(78,759)
Income taxes	–	–	–	–

Net income (loss) and comprehensive loss	859	(8,595)	(91,447)	(78,759)

Loss per share of common stock - Basic and diluted	0.00	(0.00)	(0.00)	(0.00)

Weighted average shares of common stock - Basic and diluted	64,990,254	64,990,254	64,990,254	68,188,783

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Stockholders’ Deficit

For Three Months and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	1,000,000	$1,000	64,990,254	$650	$2,417,916	$(2,436,110)	$(16,544)
Net income (loss)	–	–	–	–	–	(91,447)	(91,447)
Balance September 30, 2022	1,000,000	1,000	64,990,254	650	2,417,916	(2,527,557)	(107,991)

Balance July 1, 2022	1,000,000	1,000	64,990,254	650	2,417,916	(2,528,416)	(108,850)
Net income (loss)	–	–	–	–	–	859	859
Balance September 30, 2022	1,000,000	$1,000	64,990,254	$650	$2,417,916	$(2,527,557)	$(107,991)

Balance December 31, 2020	1,000,000	$1,000	70,990,254	$710	$2,085,101	$(2,345,402)	$(258,591)
Stock issuance for services	–	–	(6,000,000)	(60)	(16,140)	–	(16,200)
Debt conversion to equity	–	–	–	–	348,955	–	348,955
Net income (loss)	–	–	–	–	–	(78,759)	(78,759)
Balance September 30, 2021	1,000,000	1,000	64,990,254	650	2,417,916	(2,424,161)	(4,595)

Balance July 1, 2021	1,000,000	1,000	64,990,254	650	2,068,961	(2,415,566)	(344,955)
Debt conversion to equity	–	–	–	–	348,955	–	348,955
Net income (loss)	–	–	–	–	–	(8,595)	(8,595)
Balance September 30, 2021	1,000,000	$1,000	64,990,254	$650	$2,417,916	$(2,424,161)	$(4,595)

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Cash Flow

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	2022	2021
Cash flows from operating activities
Net income (loss)	$(91,447)	$(78,759)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable and accrued expenses	3,350	(18,503)
Prepaid expenses	(3,000)	–
Notes payable	–	(50,000)
Due to shareholders	91,097	(185,493)
Net cash provided by (used in) operating activities	–	(332,755)

Cash flows from financing activities
Debt conversion to equity	–	348,955
Stock cancellation	–	(16,200)
Net cash provided by (used in) financing activities	–	332,755

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–

See accompanying notes to financial statements.

TechCom, Inc.

Notes to the Condensed Financial Statements

For the Period Ended September 30, 2022

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $107,991 with an accumulated deficit of $2,527,557. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU is effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s condensed financial statements or disclosures.

NOTE 3 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of September 30, 2022 and December 31, 2021, the balances were $3,350 and $0, respectively.

NOTE 4 – DUE TO RELATED PARTY

In the normal business operations, the major shareholder funds the Company’s operation expenses. For the nine and three months ended September 30, 2022, the major shareholder paid $91,097 and $39,107, respectively; for the nine and three months ended September 30, 2021, the major shareholder paid $113,462 and $19,887, respectively. As of September 30, 2022 and December 31, 2021, the balances of due to shareholder were $107,461 and $16,544, respectively.

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

NOTE 6 – EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of September 30, 2022 and December 31, 2021, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Corporation.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of September 30, 2022 and December 31, 2021, the outstanding shares of common stock were 64,990,254, respectively.

NOTE 7 – SUBSEQUENT EVENTS

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three and nine months ended September 30, 2022 and 2021.

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

Due to our lack of revenues, we have not incurred any tax obligations for the nine months ended September 30, 2022 and 2021. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

Results of Operations

Capitalization

The following table sets forth, as of September 30, 2022, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

In January 2019, the Company made a reverse split of the stock at 1,000:1 and as of September 30, 2022, the table shows as follows:

Common stock, $0.00001 par value; 64,990,254 shares issued and outstanding at September 30, 2022	$650
Additional paid-in capital	2,417,916
Deficit accumulated during development stage	(2,527,557)

Total stockholders’ equity (deficit)	$(107,991)

Results of Operations for the three and nine months ended September 30, 2022 and 2021

For the three and nine months ended September 30, 2022 and 2021, we had no revenue.

Costs of revenue during these above same periods were $0.

For the nine months ended September 30, 2022 and 2021, professional and administrative expenses were $91,447 and $78,759, respectively. These expenses were primarily for the daily operations and legal services.

For the nine months ended September 30, 2022 and 2021, professional expenses were $46,414 and $72,996, respectively. The professional expenses for the nine months ended September 30, 2022 and 2021 were mainly for the SEC filing preparations and related legal services.

For the nine months ended September 30, 2022 and 2021, general and administrative expenses were $45,033 and $5,763, respectively. The expenses incurred were primarily general and administrative expenses. The significant increase in general and administrative expenses was due to the increase in management services.

For the three months ended September 30, 2022, professional and administrative expenses were negative $859. This was because the Company got $11,929 in fee discounts from its attorney and all this was applied in the period of the three months ended September 30, 2022. For the three months ended September 30, 2021 the professional and administrative expenses were $8,595. These costs were primarily the costs for the daily operations and professional services.

For the three months ended September 30, 2022, professional expenses were negative $5,314 due to the reason mentioned above. For the three months ended September 30, 2021, the professional fees were $6,500. The decrease of $11,814 was due to the discounts of the legal fees.

For the three months ended September 30, 2022 and 2021, general and administrative expenses were $4,455 and $2,095, respectively. Costs incurred were primarily general and administrative expenses. The increase in general and administrative expenses was due to the increase in management services.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $107,991 with an accumulated deficit of $2,527,557. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of September 30, 2022, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of approximately $0.

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

As a result of our current cash status, no officer or director received cash compensation through September 30, 2022.

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

During the third quarter of 2022, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2022 and December 31, 2021, (ii) Statement of Operations for the three months period ended September 30, 2022 and 2021, (iii) Statement of Cash Flows for the three months period ended September 30, 2022 and 2021, (iv) Statement of Stockholders’ Deficit for the period ended September 30, 2022 and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: November 21, 2022	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Chief Executive Officer

