Form 10-K
period 2022-12-31
TechCom, Inc.
filed 2023-03-31
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the fiscal year ended December 31, 2022

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

+ 852 29803711

(Issuer’s Telephone Number)

________________________________

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter is $5,498,796.79.

Number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2023: 64,990,254 shares of Common Stock, par value US $0.00001

i

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and as of December 31, 2022 a stockholders deficit of $124,608 with an accumulated deficit of $2,544,174. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business

Currently, we have no active operations.

Research and Development

We have not incurred any research and development costs in the fiscal years ended December 31, 2022 or 2021.

Employees

As of March 30, 2023, the Company has two officers: Mr. Kok Seng Yeap as Chief Executive Officer, and Mr. Lau Chew Chye as Chief Financial Officer.

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

Market Information

The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2022 as reported by the OTC Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock
2022	High	Low	2021	High	Low
Quarter ended March 31, 2022	$1.9700	$0.6398	Quarter ended March 31, 2021	$0.0599	$0.0220
Quarter ended June 30, 2022	$1.0150	$0.4746	Quarter ended June 30, 2021	$0.0300	$0.0200
Quarter ended September 30, 2022	$0.5850	$0.0610	Quarter ended September 30, 2021	$0.1499	$0.0261
Quarter ended December 31, 2022	$0.0500	$0.0350	Quarter ended December 31, 2021	$0.8100	$0.0570

Holders

As of December 31, 2022, we had 64,990,254 shares of our common stock issued and outstanding, and held by 175 persons.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2022 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2022.

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

Advertising

Advertising costs are expensed when incurred. The Company incurred $0 of sales and marketing expenses, including advertising, for the years ended December 31, 2022 and December 31, 2021.

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

At December 31, 2022 and 2021, the Company had net operating losses (“NOL”) for income tax purposes. The Company has NOL carry-forwards for Federal income tax purposes of $2.54 million and $2.44 million at December 31, 2022 and 2021, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s deferred tax of approximately $0.51 million as of December 31, 2022, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2022 and 2021 are as follows:

	2022	2021
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$534,276	$511,583
Less: valuation allowance	(534,276)	(511,583)
Deferred tax assets, net of valuation allowance	$–	$–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2022 and 2021 is as follows:

	2022		2021
Federal statutory income tax expense (benefit) rate	(21.00%	)	(21.00)
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax (No state operations)	–%		–%
Change in valuation allowance on net operating loss carry-forwards	21.00%		21.00%
Effective income tax rate	0.00%		0.00%

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

Results of Operations

Capitalization

The following table sets forth, as of December 31, 2022 and 2021, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

December 31, 2022 Actual:

Preferred stock, $0.0001 par; 1,000,000 shares issued and outstanding at December 31, 2022	$100
Common stock, $0.00001 par; 64,990,254 shares issued and outstanding at December 31, 2022	650
Additional paid-in capital	2,418,816
Deficit accumulated during development stage	(2,544,174)

Total stockholders’ equity (deficit)	$(124,608)

December 31, 2021 Actual:

Preferred stock, $0.0001 par; 1,000,000 shares issued and outstanding at December 31, 2021	$100
Common stock, $0.00001 par; 64,990,254 shares issued and outstanding at December 31, 2021	650
Additional paid-in capital	2,418,816
Deficit accumulated during development stage	(2,436,110)

Total stockholders’ equity (deficit)	$(16,544)

Results of Operations for the years ended December 31, 2022 and December 31, 2021

For the year ended December 31, 2022 and 2021, we had no revenue.

Costs of revenue during these same periods were $0.

For the years ended December 31, 2022 and December 31, 2021, professional and administrative expenses were $108,064 and $90,708, respectively. These costs were primarily the costs for the daily operations and legal services.

For the years ended December 31, 2022 and 2021, professional expenses were $52,446 and $83,380. The professional fee expenses in 2022 and 2021 were mainly due to SEC filing preparations.

For the years ended December 31, 2022 and December 31, 2021, general and administrative expenses were $55,618 and $7,328. Costs incurred were primarily SEC filings and stock records service fees. The significant increase of general and administrative expenses was due to hiring the former owner team as their management company assumed the responsibilities of CEO and CFO.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $124,608 with an accumulated deficit of $2,544,174. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of December 31, 2022, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees, consultants and professionals; however, the exact number is not certain at this time.

Liquidity and Capital Resources

As of December 31 2022, we had cash of $0.

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

In addition, the Company hired a consulting company which consists of the former principal shareholders to manage the Company and for these managers to continue to serve as CEO and CFO. The fees were $48,000 in 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TECHCOM, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TECHCOM, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

As discussed in Note 2 to the financial statements, as of December 31, 2022, the Company experienced an accumulated deficit of $2,544,174 and suffered from continuous losses for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ RH CPA

We have served as the Company’s auditor since 2019.

Bayside, New York

March 30, 2023

TechCom, Inc.

Balance Sheets

As of December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Assets
Current assets
Prepaid expenses	$–	$–
Total current assets	–	–
Total assets	$–	$–

Liabilities and Stockholders’ Deficit
Current liabilities
Accrued expenses	$10,197	$–
Due to shareholders	114,411	16,544
Total current liabilities	124,608	16,544
Total liabilities	124,608	16,544

Stockholders’ deficit
Convertible Preferred stock, $0.0001 par value, 1,000,000 shares authorized, issued and outstanding	100	100	*
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of December 31, 2022 and 2021	650	650
Additional paid-in capital	2,418,816	2,418,816	*
Accumulated deficit	(2,544,174)	(2,436,110)
Total stockholders’ deficit	(124,608)	(16,544)

Total liabilities and stockholders’ deficit	$–	$–

*There is a prior year erorr correction of the par value of the preferred stock from $0.001 to $0.0001. Related areas have been updated due to this correction. The correction would have no material impact on the financial statements or other disclosures. So no additional notes would be added to the notes to the financial statements.

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Years Ended December 31, 2022 and 2021

	2022	2021
Revenue	$–	$–
Costs of Sales	–	–

Gross Profit	–	–

Operating Expenses
Professional fees	52,446	83,380
General & administrative expenses	55,618	7,328
Total operating expenses	108,064	90,708

Loss from operations	(108,064)	(90,708)

Other income (expenses)
Debt forgiven	–	–
Interest expenses	–	–
Total other income (expenses)	–	–

Net income (loss)	$(108,064)	$(90,708)

Weighted average (loss) per share	$(0.002)	$(0.001)
Weighted average shares outstanding	64,990,254	67,373,816

See accompanying notes to financial statements

TechCom, Inc.

Statement of Stockholders’ Deficit

For the years ended December 31, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2020	1,000,000	$100	70,990,254	$710	$2,086,001	$(2,345,402)	$(258,591)
Debt to equity	–	–	–	–	348,955	–	348,955
Stock cancellation	–	–	(6,000,000)	(60)	(16,140)	–	(16,200)
Net income (loss)	–	–	–	–	–	(90,708)	(90,708)
Balance December 31, 2021	1,000,000	100	64,990,254	650	2,418,816	(2,436,110)	(16,544)
Net income (loss)	–	–	–	–	–	(108,064)	(108,064)
Balance December 31, 2022	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,544,174)	$(124,608)

See accompanying notes to financial statements

TechCom, Inc.

Statement of Cash Flows

For the years ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities
Net income (loss)	$(108,064)	$(90,708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Prepaid expenses	–	–
Accrued expenses	10,197	(23,098)
Due to shareholders	97,867	130,006
Net cash provided by (used in) operating activities	–	16,200

Cash flows from financing activities
Proceeds from stock issuance	–	(16,200)
Net cash provided by (used in) financing activities	–	(16,200)

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–
Income taxes paid	$–	$–
Supplemental disclosure of non-cash financing activities:
Debt to equity conversion	$–	$348,955

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $124,608 with an accumulated deficit of $2,544,174. The Company intends attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

No stock-based compensation was issued during the years ended December 31, 2022 and 2021.

INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of December 31, 2022 and 2021.

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

Basic net income (loss) per common share is based on the weighted and diluted average number of shares of common stock outstanding at December 31, 2022 and 2021.

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

At December 31, 2022 and 2021, the Company had net operating losses (“NOL”) for income tax purposes. The Company has NOL carry-forwards for Federal income tax purposes of $2.54 million and $2.44 million at December 31, 2022 and 2021, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s deferred tax of approximately $0.53 million as of December 31, 2022, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2022 and 2021 are as follows:

	2022	2021
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$534,276	$511,583
Less: valuation allowance	(534,276)	(511,583)
Deferred tax assets, net of valuation allowance	$–	$–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2022 and 2021 is as follows:

	2022		2021
Federal statutory income tax expense (benefit) rate	(21.00%	)	(21.00%	)
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax (No state operations)	–%		–%
Change in valuation allowance on net operating loss carry-forwards	21.00%		21.00%
Effective income tax rate	0.00%		0.00%

NOTE 4 - ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of December 31, 2022 and 2021, the balances were $10,197 and $0, respectively.

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

NOTE 6 - EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of December 31, 2022 and 2021, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15,000, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Company.

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

On September 29, 2020, the Company issued 3,000,000shares of common stock to Global Asset Trustee (Malaysia) Berhad for $8,700 and 3,000,000  shares of common stock to Eurasia Trust A.G. for $8,700. On May 26, 2021, the Company paid $8,100 and $8,100 to purchase the 3,000,000 and 3,000,000 shares of the Company’s common stock back from Global Asset Trustee (Malaysia) Berhad and Eurasia Trust A.G, respectively.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of December 31, 2022 and 2021, the outstanding shares of common stock were 64,990,254, respectively.

NOTE 7 - RELATED PARTIES TRANSACTIONS

During the normal course of business, the Company has some transactions with its related parties. During the years ended December 31, 2022 and 2021, there were the following related party transactions:

In 2022 and 2021, the major shareholder paid $97,867 and $130,006 for the Company expenses, respectively. The payments of $130,006 in 2021 included $113,462 paid by the former major shareholder and $16,544 paid by the current major shareholder, respectively.

In 2021, the former major shareholder had forgiven the debt of $348,955, including the note of $50,000 owed by the Company at the closing of the stock purchase agreement (SPA).

As of December 31, 2022 and 2021, the balances due to shareholders were $114,411 and $16,544, respectively.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of March 16, 2021.

Name	Age	Principal Position	Appointment date
Kok Seng Yeap	47	Director, Chairman and Chief Executive Officer	August 6, 2019
Lau Chew Chye	48	Director, Chief Financial Officer	August 6, 2019

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

Executive Officers

The Company hired a consulting company which consists of the former principal shareholders to manage the Company and for these managers to continue to serve as CEO and CFO. The fees were $48,000 in 2022.

None of the Company’s Named Executive Officers have received any other compensation for their management services to the Company since our inception. Future compensation of officers will be determined by the Board of Directors based upon our financial condition and performance, our financial requirements, and individual performance of each officer.

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

Directors

Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time. In 2022 and 2021, we did not pay cash compensation to our directors for services as directors.

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

Name and Address of Beneficial Owner (1)	Sole Voting and Investment Power	Shared Voting and Investment Power		Total Beneficially Owned		Percentage of Outstanding Shares Beneficially Owned
AlphaBit, LLC(1)		70,070,000	(2)	70,070,000	(2)	87.6%
Munaf Ali (3)		70,070,000	(2)	70,070,000	(2)	87.6%
All directors and executive officers as a group	0	–		0		0

(1)	AlphaBit, LLC’s is a Nevada limited liability company, its address is Skyview Residences Tower 1, Apartment 4804, Downtown Dubai, UAE.
(2)	Includes 15,000,000 shares of common stock underlying the 1,000,000 shares of the Company’s Series A Preferred Stock beneficially owned by the Reporting Person, calculated at the conversion rate in effect as of the date of this report.
(3)	Munaf Ali beneficially owns AlphaBit, LLC. Mr.Ali’s address is Skyview Residences Tower 1, Apartment 4804, Downtown Dubai, UAE.

Change of Control Arrangements

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors have advanced funds on an interest-free basis, with no maturity date, from inception for working. Amounts advanced totaled $97,867 in 2022 and $130,006 in 202.

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

Audit Fees

The audit fees billed by our independent registered accounting firm RH CPA was $7,000 for the audit services rendered for the year 2022 and $7,000 for the audit services rendered for the year 2021. The aggregate fees for 2022 and 2021 was $14,000.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2021.

Tax Fees

During the year ended December 31, 2022, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the year ended December 31, 2022, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15.	EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of TechCom, Inc. dated June 30, 2017 (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of TechCom, Inc. dated January 28, 2019 (1)

3.3	By-Laws of TechCom, Inc. (1)

4.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock $.0001 Par Value of TechCom, Inc. dated January 2, 2019 (1)

4.2	Stock Purchase Agreement dated May 26, 2021 by and between AlphaBit, LLC and Kok Seng Yeap (incorporated by reference to Exhibit 99.1 to the general statement of acquisition of beneficial ownership on Schedule 13-D jointly filed by AlphaBit, LLC and Munaf Ali with the SEC on August 2, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2022 and 2021, (ii) Statement of Operations for the years ended December 31, 2022 and 2021, (iii) Statement of Stockholders’ Deficit for the years ended December 31, 2022 and 2021, and (iv) Statement of Cash Flows for the years ended December 31, 2022 and 2021, (v) Notes to Financial Statements.

___________

(1) Filed as an exhibit to the Company's Form 10 filed on April 1, 2019

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2022.

TECHCOM, INC.

Date: March 31, 2023	By: /s/ Kok Seng Yeap
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

Name	Title	Date

/s/ Kok Seng Yeap	Director, Chief Executive Officer	March 31, 2023
Kok Seng Yeap

/s/ Lau Chew Chye	Director, Chief Financial Officer	March 31, 2023
Lau Chew Chye

