Form 10-Q
period 2023-03-31
TechCom, Inc.
filed 2023-05-22
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2023

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 22, 2023: 64,990,254 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

TechCom, Inc.

Balance Sheets

As of March 31, 2023 (Unaudited) and December 31, 2022

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Prepaid expenses	$3,000	$–
Total current assets	3,000	–
Total assets	$3,000	$–

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$7,487	$10,197
Due to shareholders	146,814	114,411
Total current liabilities	154,301	124,608
Total liabilities	154,301	124,608

Stockholders’ deficit
Convertible Preferred stock, $0.0001 par value, 5,000,000 share authorized, 1,000,000 shares issued and outstanding	100	100
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of March 31, 2023 and December 31, 2022 and outstanding	650	650
Additional paid-in capital	2,418,816	2,418,816
Accumulated deficit	(2,570,867)	(2,544,174)
Total stockholders’ deficit	(151,301)	(124,608)
Total liabilities and stockholders’ deficit	$3,000	$–

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Revenue	$–	$–
Cost of Sales	–	–
Gross Profit	–	–

Operating Expenses
Professional fees	16,536	12,567
General & administrative expenses	10,157	29,473
Total operating expenses	26,693	42,040

Loss from operations	(26,693)	(42,040)

Other income (expenses)
Interest expenses	–	–
Total other income (expenses)	–	–

Net income (loss)	$(26,693)	$(42,040)

Weighted average shares outstanding	64,990,254	64,990,254

Basic income (loss) per share	$–	$–

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Stockholders’ Deficit

For Three Months Ended March 31, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,544,174)	$(124,608)

Net income (loss)	–	–	–	–	0	(26,693)	(26,693)
Balance March 31, 2023	1,000,000	100	64,990,254	650	2,418,816	(2,570,867)	(151,301)

Balance December 31, 2021	1,000,000	100	64,990,254	650	2,418,816	(2,436,110)	(16,544)

Net income (loss)	–	–	–	–	–	(42,040)	(42,040)
Balance March 31, 2022	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,478,150)	$(58,584)

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended
	2023	2022
Cash flows from operating activities
Net income (loss)	$(26,693)	$(42,040)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid Expenses	(3,000)	–
Accounts payable and accrued expenses	(2,710)	6,567
Due to shareholders	32,403	35,473
Net cash provided by (used in) operating activities	–	–

Cash flows from financing activities
Net cash provided by (used in) financing activities	–	–

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–

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

These statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2022 and notes thereto included in the Company’s 10-K. The Company follows the same accounting policies it used in the Company’s 10-K in the preparation of this interim report. Results of operations for the interim period are not indicative of annual results.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $151,301 with an accumulated deficit of $2,570,867. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

NOTE 3 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of March 31, 2023 and December 31, 2022, the balances were $7,487 and $10,197, respectively.

NOTE 4 – DUE TO RELATED PARTY

In the normal business operations, the major shareholder funds the Company’s operation expenses. For the three months ended March 31, 2023 and 2022, the major shareholder paid $32,403 and $35,473, respectively. As of March 31, 2023 and December 31, 2022, the balances of due to shareholder were $146,814 and $114,411, respectively.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of March 31, 2023 and December 31, 2022, the outstanding shares of common stock were 64,990,254, respectively.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three months ended March 31, 2023 and 2022.

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

Due to our lack of revenues, we have not incurred any tax obligations for the three months ended March 31, 2023 and 2022. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

Results of Operations

Capitalization

The following table sets forth, as of March 31, 2023, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

Preferred stock, $0.0001 par; 1,000,000 shares issued and outstanding at March 31, 2023	$100
Common stock, $0.00001 par value; 64,990,254 shares issued and outstanding at March 31, 2023	650
Additional paid-in capital	2,418,816
Deficit accumulated during development stage	(2,570,867)

Total stockholders’ equity (deficit)	$(151,301)

Results of Operations for the three months ended March 31, 2023 and 2022

For the three months ended March 31, 2023 and 2022, we had no revenue.

Costs of revenue during these above same periods were $0.

For the three months ended March 31, 2023 and 2022, professional and administrative expenses were $26,693 and $42,040, respectively. These costs were primarily the costs for the daily operations and legal services. The decrease of $15,347 in operating expenses was due to $18,000 management fees were settled in the first quarter of 2022.

For the three months ended March 31, 2023 and 2022, professional expenses were $16,536 and $12,567, respectively. The increase of $3,969 in professional fees was due to the increase in legal expenses.

For the three months ended March 31, 2023 and 2022, general and administrative expenses were $10,157 and $29,473 respectively. The decrease of $19,316 in general and administrative was due to the $18,000 management fees were settled in the first quarter of 2022.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $151,301 with an accumulated deficit of $2,570,867. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of March 31, 2023, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees.

Liquidity and Capital Resources

As of March 31 2023, we had cash of approximately $0.

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

As a result of our current cash status, no officer or director received cash compensation through March 31, 2023.

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

During the first quarter of 2023, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2023 and December 31, 2022, (ii) Statement of Operations for the three months period ended March 31, 2023 and 2022, (iii) Statement of Cash Flows for the three months period ended March 31, 2023 and 2022, (iv) Statement of Stockholders’ Deficit for the period ended March 31, 2023 and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: May 22, 2023	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Chief Executive Officer

