Form 10-Q
period 2023-06-30
TechCom, Inc.
filed 2023-08-14
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2023

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2023: 64,990,254 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

TechCom, Inc.

Balance Sheets

As of June 30, 2023 (Unaudited) and December 31, 2022 (Audited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Prepaid expenses	$3,000	$–
Total current assets	3,000	–
Total assets	$3,000	$–

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$10,475	$10,197
Due to shareholders	163,311	114,411
Total current liabilities	173,786	124,608
Total liabilities	173,786	124,608

Stockholders’ deficit
Convertible Preferred stock, $0.0001 par value, 5,000,000 share authorized, 1,000,000 shares issued and outstanding	100	100
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	650	650
Additional paid-in capital	2,418,816	2,418,816
Accumulated deficit	(2,590,352)	(2,544,174)
Total stockholders’ deficit	(170,786)	(124,608)
Total liabilities and stockholders’ deficit	$3,000	$–

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Three Months and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	For the Three months ended June 30,		For the Six months ended June 30,
	2023	2022	2023	2022
Net sales	$–	$–	$–	$–
Cost of sales	–	–	–	–

Gross Profit	–	–	–	–
Professional fees	7,522	39,161	24,058	51,728
General and administrative expenses	11,964	11,105	22,121	40,578

Operating loss before income taxes	(19,486)	(50,266)	(46,178)	(92,306)
Income taxes	–	–	–	–

Net loss and comprehensive loss	$(19,486)	$(50,266)	$(46,178)	$(92,306)

Loss per share of common stock - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock - Basic and diluted	64,990,254	64,990,254	64,990,254	64,990,254

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Stockholders’ Deficit

For Three Months and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,544,174)	$(124,608)

Net income (loss)	–	–	–	–	0	(46,178)	(46,178)
Balance June 30, 2023	1,000,000	100	64,990,254	650	2,418,816	(2,590,352)	(170,786)

Balance April 1, 2023	1,000,000	100	64,990,254	650	2,418,816	(2,570,867)	(151,301)

Net income (loss)	–	–	–	–	–	(19,486)	(19,486)
Balance June 30, 2023	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,590,352)	$(170,786)

Balance December 31, 2021	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,436,110)	$(16,544)
Net income (loss)	–	–	–	–	0	(92,306)	(92,306)
Balance June 30, 2022	1,000,000	100	64,990,254	650	2,418,816	(2,528,416)	(108,850)

Balance April 1, 2022	1,000,000	100	64,990,254	650	2,418,816	(2,478,150)	(58,584)

Net income (loss)	–	–	–	–	–	(50,266)	(50,266)
Balance June 30, 2022	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,528,416)	$(108,850)

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Cash Flow

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	2023	2022
Cash flows from operating activities
Net income (loss)	$(46,178)	$(92,306)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable and accrued expenses	278	40,316
Prepaid expenses	(3,000)	–
Due to shareholders	48,900	51,990
Net cash provided by (used in) operating activities	–	–

Cash flows from financing activities
Stock cancellation	–	–
Net cash provided by (used in) financing activities	–	–

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–

See accompanying notes to financial statements.

TechCom, Inc.

Notes to the Condensed Financial Statements

For the Period Ended June 30, 2023

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $170,786 with an accumulated deficit of $2,590,352. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

NOTE 3 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of June 30, 2023 and December 31, 2022, the balances were $10,475 and $10,197, respectively.

NOTE 4 – DUE TO RELATED PARTY

In the normal business operations, the major shareholder funds the Company’s operation expenses. For the six and three months ended June 30, 2023, the major shareholder paid $48,900 and $16,497, respectively; for the six and three months ended June 30, 2022, the major shareholder paid $51,990 and $15,017, respectively. As of June 30, 2023 and December 31, 2022, the balances of due to shareholder were $163,311 and $114,411, respectively.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of June 30, 2023 and December 31, 2022, the outstanding shares of common stock were 64,990,254, respectively.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three and six months ended June 30, 2023 and 2022.

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

Due to our lack of revenues, we have not incurred any tax obligations for the six months ended June 30, 2023 and 2022. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

Results of Operations

Capitalization

The following table sets forth, as of June 30, 2023, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

Preferred stock, $0.0001 par; 1,000,000 shares issued and outstanding at June 30, 2023	$100
Common stock, $0.00001 par value; 64,990,254 shares issued and outstanding at June 30, 2023	650
Additional paid-in capital	2,418,816
Deficit accumulated during development stage	(2,590,352)

Total stockholders’ equity (deficit)	$(170,786)

Results of Operations for the three and six months ended June 30, 2023 and 2022

For the three and six months ended June 30, 2023 and 2022, we had no revenue.

Costs of revenue during these above same periods were $0.

For the six months ended June 30, 2023 and 2022, professional and administrative expenses were $46,178 and $92,306, respectively. These expenses were primarily for the daily operations and legal services.

For the six months ended June 30, 2023 and 2022, professional expenses were $24,058 and $51,728, respectively. The professional expenses in the six months ended June 30, 2023 and 2022 were mainly for the SEC filing preparations.

For the six months ended June 30, 2023 and 2022, general and administrative expenses were $22,121 and $40,578, respectively. The expenses incurred were primarily general and administrative expenses. The decrease in general and administrative expenses was due to the decrease in management services.

For the three months ended June 30, 2023 and 2022, professional and administrative expenses were $19,486 and $50,266, respectively. These costs were primarily the costs for the daily operations and professional services.

For the three months ended June 30, 2023 and 2022, professional expenses were $7,522 and $39,161, respectively. The decrease of $31,639 compared with the prior period was due to the decrease of legal fees.

For the three months ended June 30, 2023 and 2022, general and administrative expenses were $11,964 and $11,105, respectively. Costs incurred were primarily general and administrative expenses.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $170,786 with an accumulated deficit of $2,590,352. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of June 30, 2023, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees.

 Liquidity and Capital Resources

As of June 30 2023, we had cash of approximately $0.

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

As a result of our current cash status, no officer or director received cash compensation through June 30, 2023.

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

During the six months ended June 30, 2023, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 , formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2023 and December 31, 2022, (ii) Statement of Operations for the three and six months periods ended June 30, 2023 and 2022, (iii) Statement of Cash Flows for the six months period ended March 31, 2023 and 2022, (iv) Statement of Stockholders’ Deficit for the period ended June 30, 2023 and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: August 14, 2023	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Chief Executive Officer

