Form 10-Q
period 2023-09-30
TechCom, Inc.
filed 2023-11-13
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2023

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-56041

TECHCOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1701678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901, 29th Floor, Boulevard Plaza Tower 2,

Burj Khalifa District, Downtown Dubai, UAE

(Address of principal executive offices)

+ 852 29803711

(Issuer’s telephone number)

___________________________

919 North Market Street, Suite 950, Wilmington, DE 19801

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2023: 64,990,254 shares of Common Stock, par value US $0.00001.

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

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TechCom, Inc.

Balance Sheets

As of September 30, 2023 (Unaudited) and December 31, 2022 (Audited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Prepaid expenses	$3,000	$–
Total current assets	3,000	–
Total assets	$3,000	$–

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$3,381	$10,197
Due to shareholders	182,234	114,411
Total current liabilities	185,615	124,608
Total liabilities	185,615	124,608

Stockholders’ deficit
Convertible Preferred stock, $0.0001 par value, 5,000,000 share authorized, 1,000,000 shares issued and outstanding	100	100
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	650	650
Additional paid-in capital	2,418,816	2,418,816
Accumulated deficit	(2,602,181)	(2,544,174)
Total stockholders’ deficit	(182,615)	(124,608)
Total liabilities and stockholders’ deficit	$3,000	$–

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Three Months and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	For the Three months ended September 30,		For the Nine months ended September 30,
	2023	2022	2023	2022
Net sales	$–	$–	$–	$–
Cost of sales	–	–	–	–

Gross Profit	–	–	–	–
Professional fees	1,219	(5,314)	25,277	46,414
General and administrative expenses	10,610	4,455	32,731	45,033

Operating income (loss) before income taxes	(11,829)	859	(58,008)	(91,447)
Income taxes	–	–	–	–

Net loss and comprehensive loss	$(11,829)	$859	$(58,008)	$(91,447)

Loss per share of common stock - Basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares of common stock - Basic and diluted	64,990,254	64,990,254	64,990,254	64,990,254

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Stockholders’ Deficit

For Three Months and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,544,174)	$(124,608)

Net income (loss)	–	–	–	–	0	(58,008)	(58,008)
Balance September 30, 2023	1,000,000	100	64,990,254	650	2,418,816	(2,602,181)	(182,615)

Balance July 1, 2023	1,000,000	100	64,990,254	650	2,418,816	(2,590,352)	(170,786)

Net income (loss)	–	–	–	–	–	(11,829)	(11,829)
Balance September 30, 2023	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,602,181)	$(182,615)

Balance December 31, 2021	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,436,110)	$(16,544)

Net income (loss)	–	–	–	–	–	(91,447)	(91,447)
Balance September 30, 2022	1,000,000	100	64,990,254	650	2,418,816	(2,527,557)	(107,991)

Balance July 1, 2022	1,000,000	100	64,990,254	650	2,418,816	(2,528,416)	(108,850)

Net income (loss)	–	–	–	–	–	859	859
Balance September 30, 2022	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,527,557)	$(107,991)

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Cash Flow

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	2023	2022
Cash flows from operating activities
Net income (loss)	$(58,008)	$(91,447)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable and accrued expenses	(6,816)	3,350
Prepaid expenses	(3,000)	(3,000)
Due to shareholders	67,824	91,097
Net cash provided by (used in) operating activities	–	–

Cash flows from financing activities
Stock cancellation	–	–
Net cash provided by (used in) financing activities	–	–

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–

See accompanying notes to financial statements.

TechCom, Inc.

Notes to the Condensed Financial Statements

For the Period Ended September 30, 2023

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $182,615 with an accumulated deficit of $2,602,181. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

NOTE 3 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of September 30, 2023 and December 31, 2022, the balances were $3,381 and $10,197, respectively.

NOTE 4 – DUE TO RELATED PARTY

In the normal business operations, the major shareholder funds the Company’s operation expenses. For the nine and three months ended September 30, 2023, the major shareholder paid $67,824 and $18,924, respectively; for the nine and three months ended September 30, 2022, the major shareholder paid $91,097 and $39,107, respectively. As of September 30, 2023 and December 31, 2022, the balances of due to shareholder were $182,234 and $114,411, respectively.

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

The Company does not have employment contracts with its key employees.

Legal and other matters

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company. The Company's management is unaware of any pending or threatened assertions and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 6 - EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of September 30, 2023 and December 31, 2022, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15,000, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Company.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of September 30, 2023 and December 31, 2022, the outstanding shares of common stock were 64,990,254, respectively.

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

Effective as of November 3, 2023, Mr. Seng Yeap Kok resigned as the Chief Executive Officer and Director of the Company and Mr. Lau Chye resigned as the Chief Financial Officer, Secretary and Director of the Company.

Effective as of November 3, 2023, AlphaBit, LLC, the holder of a majority of the issued and outstanding shares of Common Stock of the Company, elected Mr. Sheharyar Haider Malhi and Mr. Carl Stuart Agren as Directors of the Company

Effective as of November 3, 2023, the Board of Directors of the Company appointed Mr. Charles Faulkner to serve as its Chief Executive Officer and Mr. Simon Wajcenberg to serve as its Chief Financial Officer and Secretary.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three and nine months ended September 30, 2023 and 2022.

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

Due to our lack of revenues, we have not incurred any tax obligations for the nine months ended September 30, 2023 and 2022. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

Results of Operations

Capitalization

The following table sets forth, as of September 30, 2023, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

Preferred stock, $0.0001 par; 1,000,000 shares issued and outstanding at September 30, 2023	$100
Common stock, $0.00001 par value; 64,990,254 shares issued and outstanding at September 30, 2023	650
Additional paid-in capital	2,418,816
Deficit accumulated during development stage	(2,602,181)

Total stockholders’ equity (deficit)	$(182,615)

Results of Operations for the three and nine months ended September 30, 2023 and 2022

For the three and nine months ended September 30, 2023 and 2022, we had no revenue.

Costs of revenue during these above same periods were $0.

For the nine months ended September 30, 2023 and 2022, professional and administrative expenses were $58,008  and $91,447, respectively. These expenses were primarily for the daily operations and legal services.

For the nine months ended September 30, 2023 and 2022, professional expenses were $25,277  and $46,414, respectively. The professional expenses in the nine months ended September 30, 2023 and 2022 were mainly for the SEC filing preparations.

For the nine months ended September 30, 2023 and 2022, general and administrative expenses were $32,731 and $45,033, respectively. The expenses incurred were primarily general and administrative expenses. The decrease in general and administrative expenses was due to the decrease in management services.

For the three months ended September 30, 2023 and 2022, professional and administrative expenses were $11,829 and negative $859, respectively. These costs were primarily the costs for the daily operations and professional services. The analysis for the decline in professional services is below.

For the three months ended September 30, 2023 and 2022, professional expenses were $1,219 and negative $5,134, respectively. The reason that the professional fees were low or negative amount was the Company received some credit for the legal fees from prior period's charges. The breakdown of the professional fees was as follows:

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022

Professional fees charged	$6,615	$6,031
Credit for legal fees	4,812	11,929

Professional fee expenses	$1,219	$(5,314)

For the three months ended September 30, 2023 and 2022, general and administrative expenses were $10,610 and $4,455, respectively. Costs incurred were primarily general and administrative expenses.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $182,615 with an accumulated deficit of $2,602,181. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of September 30, 2023, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees.

Liquidity and Capital Resources

As of September 30, 2023 we had cash of approximately $0.

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

As a result of our current cash status, no officer or director received cash compensation through September 30, 2023.

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

During the six months ended September 30, 2023, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 , formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2023 and December 31, 2022, (ii) Statement of Operations for the three and six months periods ended September 30, 2023 and 2022, (iii) Statement of Cash Flows for the nine months period ended September 30, 2023 and 2022, (iv) Statement of Stockholders’ Deficit for the period ended September 30, 2023 and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: November 13, 2023	By:	/s/ Charles Faulkner
Charles Faulkner
Chief Executive Officer

