Form 10-K
period 2023-12-31
TechCom, Inc.
filed 2024-04-15
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the fiscal year ended December 31, 2023

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

+ 852 29803711

(Issuer’s Telephone Number)

919 North Market Street, Suite 950, Wilmington, DE 19801

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter is $228,165.

Number of shares outstanding of each of the issuer’s classes of common equity, as of April 10, 2024: 64,990,254 shares of Common Stock, par value US $0.00001.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and as of December 31, 2023a stockholders deficit of $201,931 with an accumulated deficit of $2,621,497. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business

Currently, we have no active operations.

Research and Development

We have not incurred any research and development costs in the fiscal years ended December 31, 2023 or 2022.

Employees

As of March 30, 2024, the Company has two officers: Mr. Charlie Faulkner as Chief Executive Officer, and Mr. Simon Wajcenberg as Chief Financial Officer.

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

ITEM 1A.	RISK FACTORS

This information is not required of smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

We believe cybersecurity is critical to our Company. We ae not conducting material operations, so cybersecurity threats have not affected our business strategy or results of operations and the Board of Directors will assess the potential threat to future operations as such operations develop. The Board of Directors will oversee management’s processes for identifying and mitigating risks, including cybersecurity risks, to facilitate mitigating our risks involved with cybersecurity. help align our risk exposure with our strategic objectives. The Board relies on its executive officers to identify cybersecurity risks and retains oversight of cybersecurity. In the event of an incident, we intend to take appropriate steps from incident detection to mitigation, recovery and notification of appropriate parties. Management is responsible for day-to-day monitoring of cybersecurity, including detection and response and to report risks and incidents to the Board of Directors. We rely on computer software provided by third parties to protect our computer systems against cybersecurity threats.

ITEM 2.	PROPERTIES

We do not own any property. Our executive offices are located at 2901, 29th Floor, Boulevard Plaza Tower 2Burj Khalifa District, Downtown Dubai, UAE.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2023 as reported by the OTC Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock
2022	High	Low	2021	High	Low
Quarter ended March 31, 2022	$1.9700	$0.6398	Quarter ended March 31, 2021	$0.0599	$0.0220
Quarter ended June 30, 2022	$1.0150	$0.4746	Quarter ended June 30, 2021	$0.0300	$0.0200
Quarter ended September 30, 2022	$0.5850	$0.0610	Quarter ended September 30, 2021	$0.1499	$0.0261
Quarter ended December 31, 2022	$0.0500	$0.0350	Quarter ended December 31, 2021	$0.8100	$0.0570

Common Stock
2023	High	Low	2022	High	Low
Quarter ended March 31, 2023	$0.0620	$0.0330	Quarter ended March 31, 2022	$1.9700	$0.6398
Quarter ended June 30, 2023	$0.0230	$0.0230	Quarter ended June 30, 2022	$1.0150	$0.4746
Quarter ended September 30, 2023	$0.0300	$0.0300	Quarter ended September 30, 2022	$0.5850	$0.0610
Quarter ended December 31, 2023	$0.1800	$0.1315	Quarter ended December 31, 2022	$0.0500	$0.0350

Holders

As of December 31, 2023, we had 64,990,254 shares of our common stock issued and outstanding and held by 175 persons.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2023 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2023.

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

Advertising

Advertising costs are expensed when incurred. The Company incurred $0 of sales and marketing expenses, including advertising, for the years ended December 31, 2023 and December 31, 2022.

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

At December 31, 2023 and 2022, the Company had net operating losses (“NOL”) for income tax purposes. The Company has NOL carry-forwards for Federal income tax purposes of $2.62 million and $2.54 million at December 31, 2023 and 2022, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s deferred tax of approximately $0.55 million as of December 31, 2023, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2023 and 2022 are as follows:

	2023	2022
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$550,514	$534,276
Less: valuation allowance	(550,514)	(534,276)
Deferred tax assets, net of valuation allowance	$–	$–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2023 and 2022 is as follows:

	2023		2022
Federal statutory income tax expense (benefit) rate	(21.00%	)	(21.00)
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax (No state operations)	–%		–%
Change in valuation allowance on net operating loss carry-forwards	21.00%		21.00%
Effective income tax rate	0.00%		0.00%

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

In January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which requires disclosure of gross write-offs of finance receivables by year of origination. The adoption of this standard did not have a material impact on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. We are currently assessing the impact this standard will have on our disclosures.

Management believes that other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission do not have a material impact on the Company’s present or near future financial statements.

Results of Operations

Capitalization

The following table sets forth, as of December 31, 2023 and 2022, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

December 31, 2023 Actual:

Preferred stock, $0.0001 par; 1,000,000 shares issued and outstanding at December 31, 2023	$100
Common stock, $0.00001 par; 64,990,254 shares issued and outstanding at December 31, 2023	650
Additional paid-in capital	2,418,816
Deficit accumulated during development stage	(2,621,497)

Total stockholders’ equity (deficit)	$(201,931)

December 31, 2022 Actual:

Preferred stock, $0.0001 par; 1,000,000 shares issued and outstanding at December 31, 2022	$100
Common stock, $0.00001 par; 64,990,254 shares issued and outstanding at December 31, 2022	650
Additional paid-in capital	2,418,816
Deficit accumulated during development stage	(2,544,174)

Total stockholders’ equity (deficit)	$(124,608)

Results of Operations for the years ended December 31, 2023 and December 31, 2022

For the year ended December 31, 2023 and 2022, we had no revenue.

Costs of revenue during these same periods were $0.

For the years ended December 31, 2023 and December 31, 2022, professional and administrative expenses were $77,325 and $108,064, respectively. These costs were primarily the costs for the daily operations and legal services.

For the years ended December 31, 2023 and 2022, professional expenses were $38,413 and $52,446., respectively The professional fee expenses in 2023 and 2022 were mainly due to SEC filing preparations.

For the years ended December 31, 2023 and December 31, 2022, general and administrative expenses were $38,911 and $55,618. Costs incurred were primarily SEC filings and stock records service fees. The decrease of general and administrative expenses was due to hiring the former owner team as their management company assumed the responsibilities of CEO and CFO for a shorter period in 2023.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $201,931 with an accumulated deficit of $2,621,497. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of December 31, 2023, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees, consultants and professionals; however, the exact number is not certain at this time.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $0.

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

In addition, the Company hired a consulting company which was owned by the former principal shareholders to manage the Company and the former principal shareholders served as Chief Executive Officer and Chief Financial Officer. The fees were $31,500 and $48,000 in 2023 and 2022, respectively. The services ended in November 2023, when the Company engaged a new Chief Executive Officer and Chief Financial Officer.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TECHCOM, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TECHCOM, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

As discussed in Note 2 to the financial statements, as of December 31, 2023, the Company experienced an accumulated deficit of $2,621,497 and suffered from continuous losses for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ RH CPA

We have served as the Company’s auditor since 2019.

Bayside, New York

April 12, 2024

TechCom, Inc.

Balance Sheets

As of December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
Assets
Current assets
Prepaid expenses	$–	$–
Total current assets	–	–
Total assets	$–	$–
Liabilities and Stockholders’ Deficit
Current liabilities
Accrued expenses	$10,326	$10,197
Due to shareholders	191,605	114,411
Total current liabilities	201,931	124,608
Total liabilities	201,931	124,608
Stockholders’ deficit
Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 issued and outstanding	100	100
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of December 31, 2023 and 2022	650	650
Additional paid-in capital	2,418,816	2,418,816
Accumulated deficit	(2,621,497)	(2,544,174)
Total stockholders’ deficit	(201,931)	(124,608)

Total liabilities and stockholders’ deficit	$–	$–

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Years Ended December 31, 2023 and 2022

	2023	2022
Revenue	$–	$–
Costs of Sales	–	–

Gross Profit	–	–

Operating Expenses
Professional fees	38,413	52,446
General & administrative expenses	38,911	55,618
Total operating expenses	77,324	108,064

Loss from operations	(77,324)	(108,064)

Other income (expenses)
Debt forgiven	–	–
Interest expenses	–	–
Total other income (expenses)	–	–

Net income (loss)	$(77,324)	$(108,064)

Weighted average (loss) per share	$(0.001)	$(0.002)
Weighted average shares outstanding	64,990,254	67,990,254

See accompanying notes to financial statements

TechCom, Inc.

Statement of Stockholders’ Deficit

For the years ended December 31, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,436,110)	$(16,544)
Net income (loss)	–	–	–	–	–	(108,064)	(108,064)
Balance December 31, 2022	1,000,000	100	64,990,254	650	2,418,816	(2,544,174)	(124,608)
Net income (loss)	–	–	–	–	–	(77,324)	(77,324)
Balance December 31, 2023	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,621,498)	$(201,931)

See accompanying notes to financial statements

TechCom, Inc.

Statement of Cash Flows

For the years ended December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities
Net income (loss)	$(77,324)	$(108,064)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Prepaid expenses	–	–
Accrued expenses	129	10,197
Due to shareholders	77,195	97,867
Net cash provided by (used in) operating activities	–	–

Cash flows from financing activities
Proceeds from stock issuance	–	–
Net cash provided by (used in) financing activities	–	–

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of 2023 and 2022	–	–
Cash and cash equivalents, end of 2023 and 2022	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–
Income taxes paid	$–	$–
Supplemental disclosure of non-cash financing activities:
Debt to equity conversion	$–	$–

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $201,931 with an accumulated deficit of $2,621,497. The Company intends attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

No stock-based compensation was issued during the years ended December 31, 2023 and 2022.

INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were offset by a 100% valuation allowance; therefore, there has been no recognized benefit as of December 31, 2023 and 2022.

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

Basic net income (loss) per common share is based on the weighted and diluted average number of shares of common stock outstanding at December 31, 2023 and 2022.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which requires disclosure of gross write-offs of finance receivables by year of origination. The adoption of this standard did not have a material impact on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. We are currently assessing the impact this standard will have on our disclosures.

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

At December 31, 2023 and 2022, the Company had net operating losses (“NOL”) for income tax purposes. The Company has NOL carry-forwards for Federal income tax purposes of $2.62 million and $2.54 million at December 31, 2023 and 2022, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s deferred tax of approximately $0.55 million as of December 31, 2023, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2023 and 2022 are as follows:

	2023	2022
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$550,514	$534,276
Less: valuation allowance	(550,514)	(534,276)
Deferred tax assets, net of valuation allowance	$–	$–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax (No state operations)	–%	–%
Change in valuation allowance on net operating loss carry-forwards	21.00%	21.00%
Effective income tax rate	0.00%	0.00%

NOTE 4 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of December 31, 2023 and 2022, the balances were $10,326 and $10,197, respectively.

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

NOTE 6 – EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of December 31, 2023 and 2022, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15,000, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Company.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of December 31, 2023 and 2022, the outstanding shares of common stock were 64,990,254, respectively.

NOTE 7 – RELATED PARTIES TRANSACTIONS

During the normal course of business, the Company has some transactions with its related parties. During the years ended December 31, 2023 and 2022, there were the following related party transactions:

In 2023 and 2022, the major shareholder paid $77,195 and $97,867 for the Company expenses, respectively.

As of December 31, 2023 and 2022, the balances due to shareholders were $191,605 and $114,411, respectively.

NOTE 8 – SUBSEQUENT EVENTS

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

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2023, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at December 31, 2023, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

ITEM 9A.	CONTROLS AND PROCEDURES

None.

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of March 16, 2021.

Name	Age	Principal Position	Appointment date
Charles Faulkner	47	Director, Chairman and Chief Executive Officer	November 3, 2023
Simon Wajcenberg	48	Director, Chief Financial Officer	November 3, 2023
Carl Stuart Agren	47	Director	November 3, 2023
Sheharyar Haider Malhi	41	Director	November 3, 2023

Charles Faulkner - Mr. Faulkner has served as Chief Executive Officer of EdgeMode Inc. from March 2020 to present. At EdgeMode, he is responsible for general management of business operations, vision and growth of the business, including corporate development, marketing and strategy. He worked as a director responsible for day to day management of operations at North Block Capital Led. from December 2017 to March 2020. Mr. Faulkner has a Bachelor of Arts with honors from De Montfort University.

Simon Wajcenberg - Mr. Wajcenberg has served as the Chairman and Chief Financial Officer, with responsibility for board oversight and financial operations, at EdgeMode Inc. from March 2020 through the present. He served as Chief Executive Officer of North Block Capital Ltd from December 2017 through March 2020. He serves as a Chairman of the Board of EdgeMode Inc., a company publicly traded in the United States, from February 2022 to present. Mr. Wajcenberg has passed three A levels in the United Kingdom.

Carl Stuart Agren – From April 2022 through the present, Mr. Agren has served as Chief Executive Officer of Phoenix Group, a company specializing in cryptocurrency and blockchain technology. From May 2018 thought March 2022, he served as Chief Operating Officer of G42 Cloud. The Company believes the Mr. Agren is well suited to be a Director due to his experience in international senior level management and as a company officer. Mr. Agren has a Master of Art, Business Information Systems, from the University of Phoenix and a Bachelor of Science, Business Information Systems from the University of Idaho.

Sheharyar Haider Malhi – From July 2023 through the present, Mr. Malhi has been the Chief Financial Officer of Phoenix Group. From May 2022 through July 2023, he was Chief Financial Officer of AI Group. From March 2022 through May 2022, he was Director of KPMG Norway. From November 2018 through March 2020, he was Chief Financial Officer of AK Jensen. From November 2008 through November 2018, he was Senior Manager at KPMG in Ireland and Norway. The Company believes that Mr. Malhi is well qualified to be a Director due to his extensive senior management and director level roles throughout Europe and the Middle East.

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

Executive Officers

The Company hired a consulting company which was owned by the former principal shareholders to manage the Company and for those former shareholders to serve as Chief Executive Officer and Chief Financial Officer. The fees were $31,500 and $48,000 in 2023 and 2022, respectively. The services ended in November 2023, when the Company hired a new Chief Executive Officer and Chief Financial Officer .

None of the Company’s Named Executive Officers have received any other compensation for their management services to the Company since our inception. Future compensation of officers will be determined by the Board of Directors based upon our financial condition and performance, our financial requirements, and individual performance of each officer.

As of January 1, 2024, we executed employment agreements with the Chief Executive Officer and Chief Financial Officer, who had been engaged in November 2023. Under the employment agreements, they are entitled to compensation at the rate of $300,000 per year should the Company close on a debt or equity funding of a minimum of $75,000,000 by June 30, 2024. There can be no assurance that the Company will raise all or any part of such funding and currently has no commitments or understandings with respect to such funding. In connection with such employment, the CEO and CFO also received warrants to each purchase up to 10% of the Company’s issued and outstanding shares of Common Stock, which warrants will only become exercisable upon the closing of the Funding at an exercise price equal to the average of the highest and lowest trading prices per share on the date of such closing. The CEO and CFO also received warrants to purchase an additional 10% of the Company’s common stock at an exercise price q\equal to five times the exercise price of the first warrants should be company achieve revenues of a minimum of $10,000,000 per month for four consecutive months, of which there can be no assurance. Further, we have no other compensatory plans or arrangements, including payments to be received from the Company, with respect to either Executive Officer or any other of our employees, which would in any way result in payments to any such person because of resignation, retirement or other termination of such person's employment with us, or any change in control of the Company, or a change in the person's responsibilities following such a change in control.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our executive officers and employees.

Directors

Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time. In 2023 and 2022, we did not pay cash compensation to our directors for services as directors.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

This information is not required of smaller reporting companies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2023. The information in this table provides the ownership information for:

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

Name and Address of Beneficial Owner (1)	Sole Voting and Investment Power	Shared Voting and Investment Power		Total Beneficially Owned		Percentage of Outstanding Shares Beneficially Owned
AlphaBit, LLC(1)		70,070,000	(2)	70,070,000	(2)	87.6%
Munaf Ali (3)		70,070,000	(2)	70,070,000	(2)	87.6%
All directors and executive officers as a group	0	–		0		0

(1)	AlphaBit, LLC’s is a Nevada limited liability company, its address is Skyview Residences Tower 1, Apartment 4804, Downtown Dubai, UAE.
(2)	Includes 15,000,000 shares of common stock underlying the 1,000,000 shares of the Company’s Series A Preferred Stock beneficially owned by the Reporting Person, calculated at the conversion rate in effect as of the date of this report.
(3)	Munaf Ali beneficially owns AlphaBit, LLC. Mr. Ali’s address is Skyview Residences Tower 1, Apartment 4804, Downtown Dubai, UAE.

Change of Control Arrangements

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our principal shareholder has advanced funds on an interest-free basis, with no maturity date, from inception for working capital. In 2023 and 2022, the principal shareholder advanced $77,195 and $97,867 for the Company’s expenses, respectively. As of December 31, 2023, and 2022, the balances due to shareholders were $191,605 and $114,411, respectively.

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

Audit Fees

The audit fees billed by our independent registered accounting firm RH CPA was $8,000 for the audit services rendered for the year 2023 and $8,000 for the audit services rendered for the year 2022. The aggregate fees for 2023 and 2022 were $16,000.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2023.

Tax Fees

During the year ended December 31, 2023, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the year ended December 31, 2023, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15.	EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of TechCom, Inc. dated June 30, 2017 (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of TechCom, Inc. dated January 28, 2019 (1)

3.3	By-Laws of TechCom, Inc. (1)

4.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock $.0001 Par Value of TechCom, Inc. dated January 2, 2019 (1)

4.2	Stock Purchase Agreement dated May 26, 2021 by and between AlphaBit, LLC and Kok Seng Yeap (incorporated by reference to Exhibit 99.1 to the general statement of acquisition of beneficial ownership on Schedule 13-D jointly filed by AlphaBit, LLC and Munaf Ali with the SEC on August 2, 2021)

10.1	Amended and Restated Employment Agreement between the Company and Charles Faulkner dated as of January 1, 2024 (2)

10.2	Amended and Restated Employment Agreement between the Company and Simon Wajcenberg dated as of January 1, 2024 (2)

10.3	First Warrant dated January 23, 2024 issued to Charles Faulkner (2)

10.4	First Warrant dated January 23, 2024 issued to Simon Wajcenberg (2)

10.5	Second Warrant dated January 23, 2024 issued to Charles Faulkner (2)

10.6	Second Warrant dated January 23, 2024 issued to Simon Wajcenberg (2)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2023 and 2022, (ii) Statement of Operations for the years ended December 31, 2022 and 2021, (iii) Statement of Stockholders’ Deficit for the years ended December 31, 2023 and 2022, and (iv) Statement of Cash Flows for the years ended December 31, 2023 and 2022, (v) Notes to Financial Statements.

___________

(1) Filed as an exhibit to the Company's Form 10 filed on April 1, 2019

(2) Filed as an exhibit to the Company’s Form 8-K filed on January 30, 2024

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2024.

TECHCOM, INC.

Date: April 15 2024	/s/Charles Faulkner
Charles Faulkner , Chief Executive Officer (Principal Executive Officer)
/s/Simon Wajcenberg Simon Wajcenberg Chief Financial Officer, (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned constitutes and appoints Charlie Faulkner and Simon Wajcenberg\ as attorney-in-fact and agent, with full power of substitution and re-substitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Carl Stuart Agren	Director	April 15, 2024
Carl Stuart Agren

/s/ Sheharyar Haider Malhi	Director	April 15, 2024
Sheharyar Haider Malhi

