Form 10-Q
period 2024-09-30
TechCom, Inc.
filed 2024-11-19
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period ended September 30, 2024

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2024: 64,990,254 shares of Common Stock, par value US $0.00001.

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

2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

TECHCOM, INC.

Balance Sheets

As of September 30, 2024 (Unaudited) and December 31, 2023 (Audited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Prepaid expenses	$–	$–
Total current assets	–	–
Total assets	$–	$–

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$32,722	$10,326
Due to shareholders	213,939	191,605
Total current liabilities	246,661	201,931
Total liabilities	246,661	201,931

Stockholders’ deficit
Convertible Preferred stock, $0.0001 par value, 5,000,000 share authorized, 1,000,000 shares issued and outstanding	100	100
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	650	650
Additional paid-in capital	2,418,816	2,418,816
Accumulated deficit	(2,666,227)	(2,621,497)
Total stockholders’ deficit	(246,661)	(201,931)
Total liabilities and stockholders’ deficit	$–	$–

See accompanying notes to financial statements.

TECHCOM, INC.

Statements of Operations

For the Three Months and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	For the Three months ended September 30,		For the Nine months ended September 30,
	2024	2023	2024	2023

Net sales	$–	$–	$–	$–
Cost of sales	–	–	–	–
Gross Profit	–	–	–	–

Professional fees	17,371	1,219	38,248	25,277
General and administrative expenses	1,459	10,610	6,482	32,731

Operating loss before income taxes	(18,830)	(11,829)	(44,730)	(58,008)
Income taxes	–	–	–	–

Net loss and comprehensive loss	$(18,830)	$(11,829)	$(44,730)	$(58,008)

Loss per share of common stock - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock - Basic and diluted	64,990,254	64,990,254	64,990,254	64,990,254

See accompanying notes to financial statements.

TECHCOM, INC.

Statements of Stockholders’ Deficit

For Three Months and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2023	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,621,497)	$(201,931)

Net income (loss)	–	–	–	–	–	(44,730)	(44,730)
Balance September 30, 2024	1,000,000	100	64,990,254	650	2,418,816	(2,666,227)	(246,661)

Balance June 30, 2024	1,000,000	100	64,990,254	650	2,418,816	(2,647,397)	(227,831)

Net income (loss)	–	–	–	–	–	(18,830)	(18,830)
Balance September 30, 2024	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,666,227)	$(246,661)

Balance December 31, 2022	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,544,174)	$(124,608)

Net income (loss)	–	–	–	–	-	(58,008)	(58,008)
Balance September 30, 2023	1,000,000	100	64,990,254	650	2,418,816	(2,602,181)	(182,615)

Balance June 30, 2023	1,000,000	100	64,990,254	650	2,418,816	(2,590,352)	(170,786)

Net income (loss)	–	–	–	–	–	(11,829)	(11,829)
Balance September 30, 2023	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,602,181)	$(182,615)

See accompanying notes to financial statements.

TECHCOM, INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	2024	2023
Cash flows from operating activities
Net income (loss)	$(44,730)	$(58,008)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable and accrued expenses	22,396	(6,816)
Prepaid expenses	–	(3,000)
Due to shareholders	22,334	67,824
Net cash provided by (used in) operating activities	–	–

Cash flows from financing activities
Stock cancellation	–	–
Net cash provided by (used in) financing activities	–	–

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–

See accompanying notes to financial statements.

TECHCOM, INC.

Notes to the Condensed Financial Statements

For the Period Ended September 30, 2024

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $246,661 with an accumulated deficit of $2,666,227 as of September 30, 2024. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

NOTE 3 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of September 30, 2024 and December 31, 2023, the balances were $32,722 and $10,326, respectively.

NOTE 4 – DUE TO RELATED PARTY

In the normal business operations, the major shareholder funds the Company’s operation expenses. For the nine and three months ended September 30, 2024, the major shareholder paid $22,334 and $1,829, respectively; for the nine and three months ended September 30, 2023, the major shareholder paid $67,824 and $18,924, respectively. As of September 30, 2024 and December 31, 2023, the balances of due to shareholder were $213,939 and $191,605, respectively.

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

NOTE 6 - EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of September 30,2024 and September 30, 2023, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15,000, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Company.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of September 30, 2024 and December 31, 2023, the outstanding shares of common stock were 64,990,254.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three and nine months ended September 30, 2024 and 2023.

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

Due to our lack of revenues, we have not incurred any tax obligations for the nine months ended September 30, 2024 and 2023. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

Results of Operations

Capitalization

The following table sets forth, as of September 30, 2024, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

Preferred stock, $0.0001 par; 1,000,000 shares issued and outstanding at September 30, 2024	$100
Common stock, $0.00001 par value; 64,990,254 shares issued and outstanding at September 30, 2024	650
Additional paid-in capital	2,418,816
Deficit accumulated during development stage	(2,666,227)

Total stockholders’ equity (deficit)	$(246,661)

Results of Operations for the three and nine months ended September 30, 2024 and 2023

For the three and nine months ended September 30, 2024 and 2023, we had no revenue.

Costs of revenue during these above same periods were $0.

For the nine months ended September 30, 2024 and 2023, professional and administrative expenses were $44,730 and $58,008, respectively. These expenses were primarily for the daily operations and legal services.

For the nine months ended September 30, 2024 and 2023, professional expenses were $38,248 and $25,277, respectively. The professional expenses in the nine months ended September 30, 2024 and 2023 were mainly for the SEC filing preparations.

For the nine months ended September 30, 2024 and 2023, general and administrative expenses were $6,482 and $32,731, respectively. The expenses incurred were primarily general and administrative expenses. The decrease in general and administrative expenses was due to the decrease in management services.

For the three months ended September 30, 2024 and 2023, professional and administrative expenses were $18,830 and $11,829, respectively. These costs were primarily the costs for the daily operations and professional services.

For the three months ended September 30, 2024 and 2023, professional expenses were $17,371 and $1,219, respectively. The increase of $16,152 compared with the prior period was due to the increase of legal fees and fees for due diligence.

For the three months ended September 30, 2024 and 2023, general and administrative expenses were $1,459 and $10,610, respectively. Costs incurred were primarily general and administrative expenses. The decrease in general and administrative was due to reduced management fees.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and had a stockholders deficit of $246,661 with an accumulated deficit of $2,666,227 at September 30, 2024. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of September 30, 2024, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate that we need to hire additional employees.

Liquidity and Capital Resources

As of September 30, 2024, we had cash of $0.

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

As a result of our current cash status, no officer or director received cash compensation through September 30, 2024.

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

During the nine months ended September 30, 2024, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2024 and December 31, 2023, (ii) Statement of Operations for the nine months period ended September 30, 2024 and 2023, (iii) Statement of Cash Flows for the nine months period ended September 30, 2024 and 2023, (iv) Statement of Stockholders’ Deficit for the period ended September 30, 2024 and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: November 19, 2024	By:	/s/ Charles Faulkner
Charles Faulkner
Chief Executive Officer

