Form 10-K
period 2024-12-31
TechCom, Inc.
filed 2025-04-14
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter is $938,456.

Number of shares outstanding of each of the issuer’s classes of common equity, as of April 11, 2025: 64,990,254 shares of Common Stock, par value US $0.00001.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and as of December 31, 2024 a stockholders deficit of $254,425 with an accumulated deficit of $2,673,991. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. However, the shareholder is willing to provide necessary financial support minimum for the next 12 months. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business

Currently, we have no active operations.

Research and Development

We have not incurred any research and development costs in the fiscal years ended December 31, 2024 or 2023.

Employees

As of March 20, 2025, the Company’s sole officer is Mr. Aziz Ali. He is serving as the Director, Chief Executive Officer and Chief Financial Officer.

Insurance

Since the Company is a shell entity and do not have any assets, there is no current requirement to have insurance. Because we do not have any insurance, if we are made a party to any action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

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

We believe cybersecurity is critical to our Company. We are not conducting material operations, so cybersecurity threats have not affected our business strategy or results of operations and the Board of Directors will assess the potential threat to future operations as such operations develop. The Board of Directors will oversee management’s processes for identifying and mitigating risks, including cybersecurity risks, to facilitate mitigating our risks involved with cybersecurity. help align our risk exposure with our strategic objectives. The Board relies on its executive officers to identify cybersecurity risks and retains oversight of cybersecurity. In the event of an incident, we intend to take appropriate steps from incident detection to mitigation, recovery and notification of appropriate parties. Management is responsible for day-to-day monitoring of cybersecurity, including detection and response and to report risks and incidents to the Board of Directors. We rely on computer software provided by third parties to protect our computer systems against cybersecurity threats

ITEM 2.	PROPERTIES

We do not own any property. Our executive offices are located at 2901, 29th Floor, Boulevard Plaza Tower 2, Burj Khalifa District, Downtown Dubai, UAE We do not pay rent.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2024 as reported by the OTC Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock
2024	High	Low	2023	High	Low
Quarter ended March 31, 2024	$0.2600	$0.1890	Quarter ended March 31, 2023	$0.0620	$0.0330
Quarter ended June 30, 2024	$0.1400	$0.1400	Quarter ended June 30, 2023	$0.0230	$0.0230
Quarter ended September 30, 2024	$0.1600	$0.1600	Quarter ended September 30, 2023	$0.0300	$0.0300
Quarter ended December 31, 2024	$0.0950	$0.0685	Quarter ended December 31, 2023	$0.1800	$0.1315

Common Stock
2023	High	Low	2022	High	Low
Quarter ended March 31, 2023	$0.0620	$0.0330	Quarter ended March 31, 2022	$1.9700	$0.6398
Quarter ended June 30, 2023	$0.0230	$0.0230	Quarter ended June 30, 2022	$1.0150	$0.4746
Quarter ended September 30, 2023	$0.0300	$0.0300	Quarter ended September 30, 2022	$0.5850	$0.0610
Quarter ended December 31, 2023	$0.1800	$0.1315	Quarter ended December 31, 2022	$0.0500	$0.0350

Holders

As of December 31, 2024, we had 64,990,254 shares of our common stock issued and outstanding and held by 175 persons.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2024 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2024.

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

Overview

The Company is a non-operating holding company. Historically, the Company has been involved and invested in gaming and vending businesses, the focus of which was on the entertainment, travel and leisure industries. Current management acquired control of the Company through the purchase of preferred shares in July 2021 and is in the process of identifying operating businesses that are potential candidates for acquisition.

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

At December 31, 2024 and 2023, the Company had net operating losses (“NOL”) for income tax purposes. The Company has NOL carry-forwards for Federal income tax purposes of $2.67 million and $2.62 million at December 31, 2024 and 2023, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s deferred tax of approximately $0.56 million as of December 31, 2024, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2024 and 2023 are as follows:

	2024	2023
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$561,538	$550,514
Less: valuation allowance	(561,538)	(550,514)
Deferred tax assets, net of valuation allowance	$–	$–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Federal statutory income tax expense (benefit) rate	(21.00)	(21.00)
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax (No state operations)	–%	–%
Change in valuation allowance on net operating loss carry-forwards	21.00%	21.00%
Effective income tax rate	0.00%	0.00%

Year end

The Company’s fiscal year-end is December 31.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. Refer to Note 17, Segment Reporting and Information about Geographic Areas for the inclusion of the new required disclosures.

Management believes that other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force,

the American Institute of Certified Public Accountants, and the Securities and Exchange Commission do not have a material impact on the Company’s present or near future financial statements.

Results of Operations

Capitalization

The following table sets forth, as of December 31, 2024 and 2023, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

December 31, 2024 Actual:

Preferred stock, $0.001 par; 1,000,000 shares issued and outstanding at December 31, 2024	$100
Common stock, $0.00001 par; 64,990,254 shares issued and outstanding on December 31, 2024	650
Additional paid-in capital	2,418,816
Deficit accumulated during development stage	(2,673,991)
Total stockholders’ equity (deficit)	$(254,425)

December 31, 2023 Actual:

Preferred stock, $0.0001 par; 1,000,000 shares issued and outstanding at December 31, 2023	$100
Common stock, $0.00001 par; 64,990,254 shares issued and outstanding at December 31, 2023	650
Additional paid-in capital	2,418,816
Deficit accumulated during development stage	(2,621,497)
Total stockholders’ equity (deficit)	$(201,931)

Results of Operations for the years ended December 31, 2024 and December 31, 2023

For the year ended December 31, 2024 and 2023, we had no revenue.

Costs of revenue during these same periods were $0.

For the years ended December 31, 2024 and 2023, professional and administrative expenses were $52,494 and $77,325, respectively. These costs were primarily the costs for the daily operations and legal services.

For the years ended December 31, 2024 and 2023, professional expenses were $43,490 and $38,413 respectively The professional fee expenses in 2024 and 2023 were mainly due to accounting, compliance and SEC filing preparations.

For the years ended December 31, 2024 and December 31, 2023, general and administrative expenses were $9,004 and $38,413 respectively. Costs incurred were primarily SEC filings and stock records service fees.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $254,425 with an accumulated deficit of $2,673,991. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of December 31, 2024, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. In case our operations expand, we anticipate that we need to hire additional employees, consultants and professionals; however, the exact number is not certain at this time.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $1,296.

A critical component of our operating plan impacting our continued existence is our ability to obtain additional capital through additional equity and/or debt financing.

We have limited financial resources available, which has had an adverse impact on our liquidity, activities and operations.  These limitations have adversely affected our ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for us to continue as a going concern. In order for us to remain a going concern, we will need to obtain additional capital.  Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), from other funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to us, or at all. However, the shareholder is willing to provide necessary financial support minimum for the next 12 months.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Stockholders of TECHCOM, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TECHCOM, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

As discussed in Note 2 to the financial statements, as of December 31, 2024, the Company experienced an accumulated deficit of $2,673,991 and suffered from continuous losses for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Bayside, New York
April 12, 2025

TechCom, Inc.

Balance Sheets

As of December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Assets
Current assets
Prepaid expenses	$–	$–
Cash	1,296	–
Total current assets	1,296	–
Total assets	$1,296	$–
Liabilities and Stockholders’ Deficit
Current liabilities
Accrued expenses	$28,469	$10,326
Due to shareholders	227,252	191,605
Total current liabilities	255,721	201,931
Total liabilities	255,721	201,931
Stockholders’ deficit
Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 issued and outstanding	100	100
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of December 31, 2024 and 2023	650	650
Additional paid-in capital	2,418,816	2,418,816
Accumulated deficit	(2,673,991)	(2,621,497)
Total stockholders’ deficit	(254,425)	(201,931)

Total liabilities and stockholders’ deficit	$1,296	$–

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Years Ended December 31, 2024 and 2023

	2024	2023
Revenue	$–	$–
Costs of Sales	–	–

Gross Profit	–	–

Operating Expenses
Professional fees	43,490	38,413
General & administrative expenses	9,004	38,911
Total operating expenses	52,494	77,324

Loss from operations	(52,494)	(77,324)

Other income (expenses)
Debt forgiven	–	–
Interest expenses	–	–
Total other income (expenses)	–	–

Net income (loss)	$(52,494)	$(77,324)

Weighted average (loss) per share	$(0.001)	$(0.001)
Weighted average shares outstanding	64,990,254	64,990,254

See accompanying notes to financial statements

TechCom, Inc.

Statement of Stockholders’ Deficit

For the years ended December 31, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	1,000,000	100	64,990,254	650	2,418,816	(2,544,174)	(124,608)
Net income (loss)	–	–	–	–	–	(77,324)	(77,324)
Balance December 31, 2023	1,000,000	100	64,990,254	650	2,418,816	(2,621,498)	(201,931)
Net income (loss)	–	–	–	–	–	(52,494)	(52,494)
Balance December 31, 2024	1,000,000	100	64,990,254	650	2,418,816	(2,673,991)	(254,425)

See accompanying notes to financial statements

TechCom, Inc.

Statement of Cash Flows

For the years ended December 31, 2024 and 2023

	2024	2023
Cash flows from operating activities
Net income (loss)	$(52,494)	$(77,324)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Prepaid expenses	–	–
Accrued expenses	18,143	129
Due to shareholders	35,647	77,195
Net cash provided by (used in) operating activities	1,296	–

Cash flows from financing activities
Proceeds from stock issuance	–	–
Net cash provided by (used in) financing activities	–	–

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	1,296	–
Cash and cash equivalents, beginning of 2024 and 2023	–	–
Cash and cash equivalents, end of 2024 and 2023	$1,296	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–
Income taxes paid	$–	$–
Supplemental disclosure of non-cash financing activities:
Debt to equity conversion	$–	$–

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $254,425 with an accumulated deficit of $2,673,991. The Company intends attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy. However, the shareholder is willing to provide necessary financial support minimum for the next 12 months.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash equivalents include bank balance, demand deposits, money market funds, and all highly liquid debt instructions with original maturities of three months or less.

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

No stock-based compensation was issued during the years ended December 31, 2024 and 2023.

INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were offset by a 100% valuation allowance; therefore, there has been no recognized benefit as of December 31, 2024 and 2023.

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

Basic net income (loss) per common share is based on the weighted and diluted average number of shares of common stock outstanding at December 31, 2024 and 2023.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. Refer to Note 17, Segment Reporting and Information about Geographic Areas for the inclusion of the new required disclosures.

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

At December 31, 2024 and 2023, the Company had net operating losses (“NOL”) for income tax purposes. The Company has NOL carry-forwards for Federal income tax purposes of $2.67 million and $2.62 million at December 31, 2024 and 2023, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s deferred tax of approximately $0.56 million as of December 31, 2024, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2024 and 2023 are as follows:

	2024	2023
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$561,538	$550,514
Less: valuation allowance	(561,538)	(550,514)
Deferred tax assets, net of valuation allowance	$–	$–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax (No state operations)	–%	–%
Change in valuation allowance on net operating loss carry-forwards	21.00%	21.00%
Effective income tax rate	0.00%	0.00%

NOTE 4 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of December 31, 2024 and 2023, the balances were $28,469 and $10,326, respectively.

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

NOTE 6 – EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of December 31, 2024 and 2023, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15,000, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Company.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of December 31, 2024 and 2023, the outstanding shares of common stock were 64,990,254, respectively.

NOTE 7 – RELATED PARTIES TRANSACTIONS

During the normal course of business, the Company has some transactions with its related parties. During the years ended December 31, 2024 and 2023, there were the following related party transactions:

In 2024 and 2023, the major shareholder paid $35,647 and $77,195 for the Company expenses, respectively.

As of December 31, 2024 and 2023, the balances due to shareholders were $ 227,252 and $191,605, respectively.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing the financial statements with the Securities and Exchange Commission, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that is except for the resignation of the existing officers Charles Faulkner, Simon Wajcenberg, Carl Stuart Agren, Sheharyar Haider Malhi and the appointment of Mr. Aziz Ali as a Director, Chief Executive Officer and Chief Financial Officer on March 6, 2025. Effective March 6, 2025, Sheharyar Haider Malhi and Carl Stuart Agren resigned as Directors of the Company and Charles Faulkner and Simon Wajcenberg resigned as Chief Executive Officer and Chief Financial Officer, respectively.

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria established in “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2024, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at December 31, 2024, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9A.	CONTROLS AND PROCEDURES

None

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of March 20, 2025.

Name	Age	Principal Position	Appointment date

Aziz Ali	47	Director, Chief Executive Officer and Chief Financial Officer	March 6, 2025

Aziz Ali – Mr. Aziz has served as the Company’s Director, Chief Executive Officer and Chief Financial Officer since March 6, 2025 He has a diverse background spanning technology, real estate development, and financial markets, Aziz brings a wealth of experience and a strong track record of innovation. Previously, Aziz served as Managing Director at both Phoenix Group of Companies overseeing technology solutions and luxury hotel developments, respectively. His earlier role as Director of Equity Derivatives Trading and Risk Management at UBS AG in London further highlights his expertise in financial markets and risk management.

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

Audit Committee Matters

The Company does not have or not required to have a formal Audit Committee. All matters are handled by the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2024, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

As of January 1, 2024, we executed employment agreements with Charles Faulkner, the prior Chief Executive Officer, and Simon Wajcenberg, the former Chief Financial Officer, who had been engaged in November 2023. Under the employment agreements, they are entitled to compensation at the rate of $300,000 per year should the Company close on a debt or equity funding of a minimum of $75,000,000 by June 30, 2024. There can be no assurance that the Company will raise all or any part of such funding and currently has no commitments or understandings with respect to such funding. In connection with such employment, the CEO and CFO also received warrants to each purchase up to 10% of the Company’s issued and outstanding shares of Common Stock, which warrants will only become exercisable upon the closing of the Funding at an exercise price equal to the average of the highest and lowest trading prices per share on the date of such closing. The CEO and CFO also received warrants to purchase an additional 10% of the Company’s common stock at an exercise price q\equal to five times the exercise price of the first warrants should be company achieve revenues of a minimum of $10,000,000 per month for four consecutive months, of which there can be no assurance. These employment agreements and warrants have been terminated as Messrs. Faulkner and Wajcenberg resigned effective March 6, 2024.

Further, we have no other compensatory plans or arrangements, including payments to be received from the Company, with respect to our present or former Executive Officers, or any other employee which would in any way result in payments to any such person because of resignation, retirement or other termination of such person's employment with us, or any change in control of the Company, or a change in the person's responsibilities following such a change in control.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our executive officers and employees. There is no fixed remuneration with the newly appointed officer – Mr. Aziz Ali.

Directors

Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time. In 2024 and 2023, we did not pay cash compensation to our directors for services as directors.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committees of our Board of Directors.

Currently, our Board does not have standing audit, compensation or nominating committees. Our Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and voting control lies with our current board of directors. Our Board will consider establishing audit, compensation and nominating committees at the appropriate time.

The full board of directors performs the functions of an audit committee, including the review and pre-approval of audit and permissible non-audit services provided by the independent registered public accounting firm. All such services were approved by the board prior to their performance, in accordance with the Company's pre-approval policy

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

Our principal shareholder has advanced funds on an interest-free basis, with no maturity date, from inception for working capital. In 2024 and 2023, the principal shareholder advanced $35,647 and $77,195 for the Company’s expenses, respectively. As of December 31, 2024, and 2023, the balances due to shareholders were $ 227,252 and $191,605, respectively.

As of the date of this Annual Report, we have no standing committees and our entire board of directors serves as our audit and compensation committees. We have determined that none of our directors are independent based on an analysis of the standards for independence set forth in NASDAQ listing standards and SEC rule. If we undertake to qualify our common stock for quotation in the OTCQB over-the-counter market, we may need to ensure we meet any eligibility requirements with respect to independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The audit fees billed by our independent registered accounting firm RH CPA was $12,000 for the audit services rendered for the year 2024 and $8,000 for the audit services rendered for the year 2023. The aggregate fees for 2024 and 2023 were $16,000.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2024.

Tax Fees

During the year ended December 31, 2024, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the year ended December 31, 2024, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15.	EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of TechCom, Inc. dated June 30, 2017 (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of TechCom, Inc. dated January 28, 2019 (1)

3.3	By-Laws of TechCom, Inc. (1)

4.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock $.0001 Par Value of TechCom, Inc. dated January 2, 2019 (1)

4.2	Stock Purchase Agreement dated May 26, 2021 by and between AlphaBit, LLC and Kok Seng Yeap (incorporated by reference to Exhibit 99.1 to the general statement of acquisition of beneficial ownership on Schedule 13-D jointly filed by AlphaBit, LLC and Munaf Ali with the SEC on August 2, 2021)

10.1	Amended and Restated Employment Agreement between the Company and Charles Faulkner dated as of January 1, 2024 (2)

10.2	Amended and Restated Employment Agreement between the Company and Simon Wajcenberg dated as of January 1, 2024 (2)

10.3	First Warrant dated January 23, 2024 issued to Charles Faulkner (2)

10.4	First Warrant dated January 23, 2024 issued to Simon Wajcenberg (2)

10.5	Second Warrant dated January 23, 2024 issued to Charles Faulkner (2)

10.6	Second Warrant dated January 23, 2024 issued to Simon Wajcenberg (2)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2024 and 2023, (ii) Statement of Operations for the years ended December 31, 2024 and 2023, (iii) Statement of Stockholders’ Deficit for the years ended December 31, 2024 and 2023, and (iv) Statement of Cash Flows for the years ended December 31, 2024 and 2023, (v) Notes to Financial Statements.

___________

(1) Filed as an exhibit to the Company's Form 10 filed on April 1, 2019

(2) Filed as an exhibit to the Company’s Form 8-K filed on January 30, 2024

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2025.

TECHCOM, INC.

Date: April 14, 2025	/s/Aziz Ali
Chief Executive Officer (Principal Executive Officer)
/s/Aziz Ali Chief Financial Officer, (Principal Financial Officer)

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

Name	Title	Date

/s/Aziz Ali	Director	April 14, 2025
Aziz Ali

