Form 10-Q
period 2025-03-31
TechCom, Inc.
filed 2025-05-19
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period ended March 31, 2025

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2025: 64,990,254 shares of Common Stock, par value US $0.00001.

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

2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

TECHCOM, INC.

BALANCE SHEETS

AS OF MARCH 31, 2025 (UNAUDITED) AND DECEMBER 31, 2024

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash	$2,835	$1,296
Total current assets	2,835	1,296
Total assets	$2,835	$1,296

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$14,562	$28,469
Due to shareholders	254,028	227,252
Total current liabilities	268,590	255,721
Total liabilities	268,590	255,721

Stockholders’ deficit
Convertible Preferred stock, $0.0001 par value, 5,000,000 share authorized, 1,000,000 shares issued and outstanding	100	100
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of March 31, 2025 and December 31, 2024 and outstanding	650	650
Additional paid-in capital	2,418,816	2,418,816
Accumulated deficit	(2,685,321)	(2,673,991)
Total stockholders’ deficit	(265,755)	(254,425)
Total liabilities and stockholders’ deficit	$2,835	$1,296

See accompanying notes to financial statements.

TECHCOM, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND DECEMBER 31, 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Revenue	$–	$–
Cost of Sales	–	–
Gross Profit	–	–

Operating Expenses
Professional fees	7,500	10,127
General & administrative expenses	3,830	1,994
Total operating expenses	11,330	12,121

Loss from operations	(11,330)	(12,121)

Other income (expenses)
Interest expenses	–	–
Total other income (expenses)	–	–

Net income (loss)	$(11,330)	$(12,121)

Weighted average shares outstanding	64,990,254	64,990,254

Basic income (loss) per share	$–	$–

See accompanying notes to financial statements.

TECHCOM, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2024	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,673,991)	$(254,425)

Net income (loss)	–	–	–	–	–	(11,330)	(11,330)
Balance March 31, 2025	1,000,000	100	64,990,254	650	2,418,816	(2,685,321)	(265,755)

Balance December 31, 2023	1,000,000	100	64,990,254	650	2,418,816	(2,621,497)	(201,931)

Net income (loss)	–	–	–	–	–	(12,121)	(12,121)
Balance March 31, 2024	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,633,618)	$(214,052)

See accompanying notes to financial statements.

TECHCOM, INC.

STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Cash flows from operating activities
Net income (loss)	$(11,330)	$(12,121)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid Expenses	–	(2,250)
Accounts payable and accrued expenses	(13,907)	(3,525)
Due to shareholders	26,776	17,896
Net cash provided by (used in) operating activities	1,539	–

Cash flows from financing activities
Net cash provided by (used in) financing activities	–	–

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	1,539	–
Cash and cash equivalents, beginning of period	1,296	–
Cash and cash equivalents, end of period	$2,835	$–

Supplemental disclosure of cash flow information
Interest paid	$–	$–

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

These statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2024 and notes thereto included in the Company’s 10-K. The Company follows the same accounting policies it used in the Company’s 10-K in the preparation of this interim report. Results of operations for the interim period are not indicative of annual results.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $265,755 with an accumulated deficit of $2,685,321. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. However, the shareholder is willing to provide necessary financial support minimum for the next 12 months. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of March 31, 2025 and December 31, 2024, the balances were $14,562 and $28,469, respectively.

NOTE 4 – DUE TO RELATED PARTY

In the normal business operations, the major shareholder funds the Company’s operation expenses. For the three months ended March 31, 2025 and 2024, the major shareholder paid $26,776 and $17,896, respectively.

As of March 31, 2025 and December 31, 2024, the balances of due to shareholder were $254,028 and $227,252, respectively.

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

NOTE 6 – EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of March 31, 2025 and December 31, 2024, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15,000, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Company.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of March 31, 2025 and December 31, 2024, the outstanding shares of common stock were 64,990,254, respectively.

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

Due to our lack of revenues, we have not incurred any tax obligations for the three months ended March 31, 2025 and 2024. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

Results of Operations

Capitalization

The following table sets forth, as of March 31, 2025, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

Common stock, $0.00001 par value; 64,990,254 shares issued and outstanding at March 31, 2025	$650
Additional paid-in capital	2,418,816
Deficit accumulated during development stage	(2,621,497)

Total stockholders’ equity (deficit)	$(265,755)

Results of Operations for the three months ended March 31, 2025 and 2024

For the three months ended March 31, 2025 and 2024, we had no revenue.

Costs of revenue during these above same periods were $0.

For the three months ended March 31, 2025 and 2024, professional and administrative expenses were $11,330 and $12,121, respectively. There are no significant changes.

For the three months ended March 31, 2025 and 2024, professional expenses were $7,500 and $10,127, respectively. The decrease of $2,627 in professional fees was due to the higher consultation fees in previous period.

For the three months ended March 31, 2025 and 2024, general and administrative expenses were $3,831 and $1,994 respectively. The increase of $1,837 in general and administrative was due increase in the general and administrative expenses.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $265,755 with an accumulated deficit of $2,685,321. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. However, the shareholder is willing to provide necessary financial support minimum for the next 12 months. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant changes in the number of employees

As of March 31, 2025, the Company’s sole officer is Mr. Aziz Ali. He is serving as the Director, Chief Executive Officer and Chief Financial Officer.

Liquidity and Capital Resources

As of March 31, 2025, we had cash of approximately $2,835.

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

As a result of our current liquidity status, no officer or director received cash compensation through March 31, 2025.

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

During the nine months ended March 31, 2025, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2025 and December 31, 2023, (ii) Statement of Operations for the nine months period ended March 31, 2025 and 2023, (iii) Statement of Cash Flows for the nine months period ended March 31, 2025 and 2023, (iv) Statement of Stockholders’ Deficit for the period ended March 31, 2025 and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: May 19, 2025	By:	/s/ Aziz Ali
Aziz Ali
Chief Executive Officer

