Form 10-Q
period 2025-06-30
TechCom, Inc.
filed 2025-08-12
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period ended June 30, 2025

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of July 22, 2025: 64,990,254 shares of Common Stock, par value US $0.00001.

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

2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

TECHCOM, INC.

BALANCE SHEETS

AS OF JUNE 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024 (AUDITED)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash	$1,931	$1,296
Total current assets	1,931	1,296
Total assets	$1,931	$1,296

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$16,941	$28,469
Due to shareholders	263,578	227,252
Total current liabilities	280,519	255,721
Total liabilities	280,519	255,721

Stockholders’ deficit
Convertible Preferred stock, $0.0001 par value, 5,000,000 share authorized, 1,000,000 shares issued and outstanding	100	100
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of June 30, 2025 and December 31, 2024 and outstanding	650	650
Additional paid-in capital	2,418,816	2,418,816
Accumulated deficit	(2,698,154)	(2,673,991)
Total stockholders’ deficit	(278,588)	(254,425)
Total liabilities and stockholders’ deficit	$1,931	$1,296

See accompanying notes to financial statements.

TECHCOM, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$–	$–	$–	$–
Cost of Sales	–	–	–	–
Gross Profit	–	–	–	–

Operating Expenses
Professional fees	10,300	10,750	17,800	20,877
General & administrative expenses	2,533	3,029	6,363	5,023
Total operating expenses	12,833	13,779	24,163	25,900

Loss from operations	(12,833)	(13,779)	(24,163)	(25,900)

Other income (expenses)
Interest expenses	–	–	–	–
Total other income (expenses)	–	–	–	–

Income taxes	–	–	–	–
Net Loss and Comprehensive (Loss)	$(12,833)	$(13,779)	$(24,163)	$(25,900)

Weighted average shares outstanding	64,990,254	64,990,254	64,990,254	64,990,254

Basic income (loss) per share	$0.000197	$0.000212	$0.000372	$0.000398

See accompanying notes to financial statements.

TECHCOM, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2024	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,673,991)	$(254,425)

Net income (loss)	–	–	–	–	–	(24,163)	(24,163)
Balance June 30, 2025	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,698,154)	$(278,588)

Balance April 1, 2025	1,000,000	100	64,990,254	650	2,418,816	(2,685,321)	(265,755)

Net income (loss)	–	–	–	–	–	(12,833)	(12,833)
Balance June 30, 2025	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,698,154)	$(278,588)

Balance December 31, 2023	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,621,497)	$(201,931)

Net income (loss)	–	–	–	–	–	(25,900)	(25,900)
Balance June 30, 2024	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,647,397)	$(227,831)

Balance April 1, 2024	1,000,000	100	64,990,254	650	2,418,816	(2,633,618)	(214,052)

Net income (loss)	–	–	–	–	–	(13,779)	(13,779)
Balance June 30, 2024	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,647,397)	$(227,831)

See accompanying notes to financial statements.

TECHCOM, INC.

STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash flows from operating activities
Net income (loss)	$(24,163)	$(25,900)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid Expenses	–	–
Accounts payable and accrued expenses	(11,529)	1,783
Due to shareholders	36,326	24,820
Net cash provided by (used in) operating activities	634	703

Cash flows from financing activities
Net cash provided by (used in) financing activities	–	–

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	634	703
Cash and cash equivalents, beginning of period	1,297	–
Cash and cash equivalents, end of period	$1,931	$703

Supplemental disclosure of cash flow information
Interest paid	$–	$–

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $278,588 with an accumulated deficit of $2,698,154. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

NOTE 3 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of June 30, 2025 and December 31, 2024, the balances were $16,941 and $28,469, respectively.

NOTE 4 – DUE TO RELATED PARTY

In the normal business operations, the major shareholder funds the Company’s operation expenses. For the six and three months ended June 30, 2025, the major shareholder paid $36,326 and $9,550, respectively. For the six and three months ended June 30, 2024, the major shareholder paid $24,820 and $3,970, respectively.

As of June 30, 2025 and December 31, 2024, the balances of due to shareholder were $36,326 and $227,252, respectively.

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

NOTE 6 - EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of June 30, 2025 and June 30, 2024, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15,000, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Company.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of June 30, 2025 and December 31, 2024, the outstanding shares of common stock were 64,990,254, respectively.

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

Income Taxes

As of June 30, 2025, the Company has incurred net operating losses (NOLs) and has not generated taxable income for the three- and six-month periods then ended. The Company’s deferred tax assets resulting from these NOLs and other temporary differences have been fully offset by a valuation allowance, as management believes it is not more likely than not that the deferred tax assets will be realized in the foreseeable future.

Accordingly, no current or deferred income tax provision has been recorded in the accompanying condensed financial statements.

The Company has also evaluated its tax positions and determined that no material uncertain tax positions exist as of June 30, 2025, in accordance with the guidance under ASC 740-10.

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

Due to our lack of revenues, we have not incurred any tax obligations for the six months ended June 30, 2025 and 2024. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

Results of Operations

Capitalization

The following table sets forth, as of June 30, 2025, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

Common stock, $0.00001 par value; 64,990,254 shares issued and outstanding at June 30, 2025	$650
Additional paid-in capital	2,418,816
Deficit accumulated during development stage	(2,698,154)

Total stockholders’ equity (deficit)	$(278,588)

Results of Operations for the three and six months ended June 30, 2025 and 2024

For the three and six months ended June 30, 2025 and 2024, we had no revenue.

Costs of revenue during these above same periods were $0.

For the six months ended June 30, 2025 and 2024, professional and administrative expenses were $24,163 and $25,900, respectively. There are no significant changes.

For the six months ended June 30, 2025 and 2024, professional expenses were $17,800 and $20,877, respectively. The decrease of $3,077 in professional fees was due to the higher consultation fees in the previous period.

For the three months ended June 30, 2025 and 2024, professional and administrative expenses were $12,833 and $13,779, respectively. There are no significant changes.

For the three months ended June 30, 2025 and 2024, professional expenses were $10,300 and $10,750 respectively. There are no significant changes.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $278,588 with an accumulated deficit of $2,695,154. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of June 30, 2025, the Company’s sole officer is Mr. Aziz Ali. He is serving as the Director, Chief Executive Officer and Chief Financial Officer.

Liquidity and Capital Resources

As of June 30, 2025, we had cash of approximately $1,931.

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

As a result of our current liquidity status, no officer or director received cash compensation through June 30, 2025.

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

During the six months ended June 30, 2025, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2025 and December 31, 2024, (ii) Statement of Operations for the six months period ended June 30, 2025 and 2024, (iii) Statement of Cash Flows for the six months period ended June 30, 2025 and 2024, (iv) Statement of Stockholders’ Deficit for the period ended June 30, 2025 and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: August 12, 2025	By:	/s/ Aziz Ali
Aziz Ali
Chief Executive Officer

