Form 10-K
period 2025-12-31
TechCom, Inc.
filed 2026-03-30
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the fiscal year ended December 31, 2025

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

Burj Khalifa District, Downtown Dubai, UAE 00000

(Address of Principal Executive Offices)

+ 852 29803711

(Issuer’s Telephone Number)

________________________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter is $1,183,826.

Number of shares outstanding of each of the issuer’s classes of common equity, as of March 17, 2026: 64,990,254 shares of Common Stock, par value US $0.00001.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and as of December 31, 2025 a stockholders deficit of $307,913 with an accumulated deficit of $2,727,479. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. However, the shareholder is willing to provide necessary financial support minimum for the next 12 months. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business

Currently, we have no active operations.

Research and Development

We have not incurred any research and development costs in the fiscal years ended December 31, 2025 or 2024.

Employees

As of January 14, 2026, the Company’s sole officer is Mr. Aziz Ali. He is serving as the Director, Chief Executive Officer and Chief Financial Officer.

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

Market Information

The following table sets forth the range of high and low closing sales prices for our common stock during each fiscal quarter during the two-year period ended December 31, 2025 as reported by the OTC Market. The trading volume of our securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in our securities may be adversely affected.

Common Stock
2025	High	Low	2024	High	Low
Quarter ended March 31, 2025	$0.1653	$0.0721	Quarter ended March 31, 2024	$0.2600	$0.1890
Quarter ended June 30, 2025	$0.1703	$0.0811	Quarter ended June 30, 2024	$0.1400	$0.1400
Quarter ended September 30, 2025	$0.1853	$0.0826	Quarter ended September 30, 2024	$0.1600	$0.1600
Quarter ended December 31, 2025	$0.2414	$0.0029	Quarter ended December 31, 2024	$0.0950	$0.0685

Common Stock
2024	High	Low	2023	High	Low
Quarter ended March 31, 2024	$0.2600	$0.1890	Quarter ended March 31, 2023	$0.0620	$0.0330
Quarter ended June 30, 2024	$0.1400	$0.1400	Quarter ended June 30, 2023	$0.0230	$0.0230
Quarter ended September 30, 2024	$0.1600	$0.1600	Quarter ended September 30, 2023	$0.0300	$0.0300
Quarter ended December 31, 2024	$0.0950	$0.0685	Quarter ended December 31, 2023	$0.1800	$0.1315

Holders

As of December 31, 2025, we had 64,990,254 shares of our common stock issued and outstanding and held by 175 persons.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2025 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2025.

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

At December 31, 2025 and 2024, the Company had net operating losses (“NOL”) for income tax purposes. The Company has NOL carry-forwards for Federal income tax purposes of $2.72 million and $2.67 million at December 31, 2025 and 2024, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s deferred tax of approximately $0.57 million as of December 31, 2024, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2025 and 2024 are as follows:

	2025	2024
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$572,770	$561,538
Less: valuation allowance	(572,770)	(561,538)
Deferred tax assets, net of valuation allowance	$–	$–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax (No state operations)	– %	– %
Change in valuation allowance on net operating loss carry-forwards	21.00%	21.00%
Effective income tax rate	0.00%	0.00%

A reconciliation of income tax expense (benefit) computed at the federal statutory rate to the reported income tax expense (benefit) for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Federal statutory income tax expense (benefit)	$(11,232)	$(11,024)
State statutory income tax (benefit), net of effect of state income tax deductible to federal income tax (No state operations)	–	–
Change in valuation allowance on net operating loss carry-forwards	11,232	11,024
Effective income tax	$0	$0

Year end

The Company’s fiscal year-end is December 31.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning with the year ending December 31, 2027 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles: Goodwill and Other‒Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). The guidance modernizes the accounting for software costs and enhances the transparency about an entity’s software costs. The guidance will be effective for the annual periods beginning with the year ending December 31, 2027 and for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively, retrospectively, or under a modified transition approach. We are evaluating the effect that this guidance and do not expect the adoption of this guidance to have a material impact on our financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies interim disclosure requirements and the applicability of Topic 270. The guidance will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively.

In December 2025, the FASB issued ASU No. 2025-10, Accounting for Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (ASU 2025-10) to establish authoritative guidance on the recognition, measurement, and presentation of government grants received by business entities. The guidance will be effective for the annual periods beginning with the year ending December 31, 2028 and for interim periods beginning January 1, 2029. Early adoption is permitted. Upon adoption, the guidance can be applied using a modified prospective, modified retrospective, or under a retrospective approach. We are evaluating the effect that this guidance and do not expect the adoption of this guidance to have a material impact on our financial statements. We do not expect the adoption of this guidance to have a material impact on our financial statements.

Recently adopted accounting pronouncements

Beginning in 2025 annual reporting, we adopted Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09) on a prospective basis. This standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.

Management believes that other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission do not have a material impact on the Company’s present or near future financial statements.

Results of Operations

Capitalization

The following table sets forth, as of December 31, 2025 and 2024, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

December 31, 2025 Actual:

Preferred stock, $0.0001 par; 1,000,000 shares issued and outstanding at December 31, 2025	$100
Common stock, $0.00001 par; 64,990,254 shares issued and outstanding on December 31, 2025	650
Additional paid-in capital	2,418,816
Deficit accumulated during development stage	(2,727,479)
Total stockholders’ equity (deficit)	$(307,913)

December 31, 2024 Actual:

Preferred stock, $0.0001 par; 1,000,000 shares issued and outstanding at December 31, 2024	$100
Common stock, $0.00001 par; 64,990,254 shares issued and outstanding at December 31, 2024	650
Additional paid-in capital	2,418,816
Deficit accumulated during development stage	(2,673,991)
Total stockholders’ equity (deficit)	$(254,425)

Results of Operations for the years ended December 31, 2025 and December 31, 2024

For the year ended December 31, 2025 and 2024, we had no revenue.

Costs of revenue during these same periods were $0.

For the years ended December 31, 2025 and 2024, professional and administrative expenses were $53,488 and $52,494, respectively. These costs were primarily the costs for the daily operations and legal services.

For the years ended December 31, 2025 and 2024, professional expenses were $42,090 and $43,490 respectively The professional fee expenses in 2025 and 2024 were mainly due to accounting, compliance and SEC filing preparations.

For the years ended December 31, 2025 and December 31, 2024, general and administrative expenses were $11,398 and $9,004 respectively. Costs incurred were primarily SEC filings and stock records service fees.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $307,913 with an accumulated deficit of $2,727,479. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of December 31, 2025, we did not have any paid employees.  We are dependent upon our officers and directors for our future business development. In case our operations expand, we anticipate that we need to hire additional employees, consultants and professionals; however, the exact number is not certain at this time.

Liquidity and Capital Resources

As of December 31, 2025, we had cash of $939.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Stockholders of

TECHCOM, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TECHCOM, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

As discussed in Note 2 to the financial statements, as of December 31, 2025, the Company experienced an accumulated deficit of $2,727,479 and suffered from continuous losses for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Bayside, New York
March 16, 2026

TechCom, Inc.

Balance Sheets

As of December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash	$939	$1,296
Total current assets	939	1,296
Total assets	$939	$1,296
Liabilities and Stockholders’ Deficit
Current liabilities
Accrued expenses	$23,648	$28,469
Due to shareholders	285,204	227,252
Total current liabilities	308,851	255,721
Total liabilities	308,851	255,721
Stockholders’ deficit
Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 issued and outstanding	100	100
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of December 31, 2025 and 2024	650	650
Additional paid-in capital	2,418,816	2,418,816
Accumulated deficit	(2,727,479)	(2,673,991)
Total stockholders’ deficit	(307,913)	(254,425)

Total liabilities and stockholders’ deficit	$939	$1,296

See accompanying notes to financial statements.

TechCom, Inc.

Statements of Operations

For the Years Ended December 31, 2025 and 2024

	2025	2024
Revenue	$–	$–
Costs of Sales	–	–

Gross Profit	–	–

Operating Expenses
Professional fees	42,090	43,490
General & administrative expenses	11,398	9,004
Total operating expenses	53,488	52,494

Loss from operations	(53,488)	(52,494)

Other income (expenses)
Debt forgiven	–	–
Interest expenses	–	–
Total other income (expenses)	–	–

Net income (loss)	$(53,488)	$(52,494)

Weighted average (loss) per share	$(0.001)	$(0.001)
Weighted average shares outstanding	64,990,254	64,990,254

See accompanying notes to financial statements

TechCom, Inc.

Statement of Stockholders’ Deficit

For the years ended December 31, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2023	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,621,497)	$(201,931)
Net income (loss)	–	–	–	–	–	(52,494)	(52,494)
Balance December 31, 2024	1,000,000	100	64,990,254	650	2,418,816	(2,673,991)	(254,425)
Net income (loss)	–	–	–	–	–	(53,488)	(53,488)
Balance December 31, 2025	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,727,479)	$(307,913)

See accompanying notes to financial statements

TechCom, Inc.

Statement of Cash Flows

For the years ended December 31, 2025 and 2024

	2025	2024
Cash flows from operating activities
Net income (loss)	$(53,488)	$(52,494)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Prepaid expenses	–	–
Accrued expenses	(4,821)	18,143
Due to shareholders	57,952	35,647
Net cash provided by (used in) operating activities	(357)	1,296

Cash flows from financing activities
Proceeds from stock issuance	–	–
Net cash provided by (used in) financing activities	–	–

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	(357)	1,296
Cash and cash equivalents, beginning of 2025 and 2024	1,296	–
Cash and cash equivalents, end of 2025 and 2024	$939	$1,296

Supplemental disclosure of cash flow information
Interest paid	$–	$–
Income taxes paid	$–	$–
Supplemental disclosure of non-cash financing activities:
Debt to equity conversion	$–	$–

See accompanying notes to financial statements

TechCom, Inc.

Notes to the Financial Statements

NOTE 1 – NATURE OF BUSINESS ORGANIZATION

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $307,913 with an accumulated deficit of $2,727,479. The Company intends attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy. However, the shareholder is willing to provide necessary financial support minimum for the next 12 months.

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

No stock-based compensation was issued during the years ended December 31, 2025 and 2024.

INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were offset by a 100% valuation allowance; therefore, there has been no recognized benefit as of December 31, 2025 and 2024.

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

Basic net income (loss) per common share is based on the weighted and diluted average number of shares of common stock outstanding at December 31, 2025 and 2024.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning with the year ending December 31, 2027 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles: Goodwill and Other‒Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). The guidance modernizes the accounting for software costs and enhances the transparency about an entity’s software costs. The guidance will be effective for the annual periods beginning with the year ending December 31, 2027 and for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively, retrospectively, or under a modified transition approach. We are evaluating the effect that this guidance and do not expect the adoption of this guidance to have a material impact on our financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies interim disclosure requirements and the applicability of Topic 270. The guidance will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively.

In December 2025, the FASB issued ASU No. 2025-10, Accounting for Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (ASU 2025-10) to establish authoritative guidance on the recognition, measurement, and presentation of government grants received by business entities. The guidance will be effective for the annual periods beginning with the year ending December 31, 2028 and for interim periods beginning January 1, 2029. Early adoption is permitted. Upon adoption, the guidance can be applied using a modified prospective, modified retrospective, or under a retrospective approach. We are evaluating the effect that this guidance and do not expect the adoption of this guidance to have a material impact on our financial statements. We do not expect the adoption of this guidance to have a material impact on our financial statements

Recently adopted accounting pronouncements

Beginning in 2025 annual reporting, we adopted Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09) on a prospective basis. This standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.

NOTE 3 – INCOME TAXES

H.R. 1 (the “Tax Reform Law”) effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulting in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduced the federal corporate tax rate from 34% to 21% effective January 1, 2018 for the Company.

At December 31, 2025 and 2024, the Company had net operating losses (“NOL”) for income tax purposes. The Company has NOL carry-forwards for Federal income tax purposes of $2.72 million and $2.67 million at December 31, 2025 and 2024, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s deferred tax of approximately $0.57 million as of December 31, 2025, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets as of December 31, 2025 and 2024 are as follows:

	2025	2024
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$572,770	$561,538
Less: valuation allowance	(572,770)	(561,538)
Deferred tax assets, net of valuation allowance	$–	$–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax (No state operations)	– %	– %
Change in valuation allowance on net operating loss carry-forwards	21.00%	21.00%
Effective income tax rate	0.00%	0.00%

A reconciliation of income tax expense (benefit) computed at the federal statutory rate to the reported income tax expense (benefit) for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Federal statutory income tax expense (benefit)	$(11,232)	$(11,024)
State statutory income tax (benefit), net of effect of state income tax deductible to federal income tax (No state operations)	–	–
Change in valuation allowance on net operating loss carry-forwards	11,232	11,024
Effective income tax	$0	$0

NOTE 4 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of December 31, 2025 and 2024, the balances were $23,648 and $28,469, respectively.

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

Legal and other matters

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company. The Company’s management is unaware of any pending or threatened assertions and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 6 – EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of December 31, 2025 and 2024, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15,000, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Company.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of December 31, 2025 and 2024, the outstanding shares of common stock were 64,990,254, respectively.

NOTE 7 – RELATED PARTIES TRANSACTIONS

During the normal course of business, the Company has some transactions with its related parties. During the years ended December 31, 2025 and 2024, there were the following related party transactions:

In 2025 and 2024, the major shareholder paid $57,952 and $35,647 for the Company expenses, respectively.

As of December 31, 2025 and 2024, the balances due to shareholders were $285,204 and $227,252, respectively.

The above balances are unsecure, re-payable on demand (no fixed repayment or maturity dates) and do not carry any interest. Accordingly, there are no prepayment provisions associated with these balances. Further no collateral or guarantees have been provided in respect of these balances.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing the financial statements with the Securities and Exchange Commission, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date.

NOTE 9 – SEGMENT AND GEOGRAPHICAL INFORMATION

The Company currently has no reportable segments as the Company is non-operative.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria established in “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2025, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at December 31, 2025, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the year ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of January 14, 2026.

Name	Age	Principal Position	Appointment date

Aziz Ali	47	Director, Chief Executive Officer and Chief Financial Officer	March 6, 2025

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2025, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer

During the years 2025 and 2024 no compensation was paid to Executive Officers.

None of the Company’s Named Executive Officers have received any other compensation for their management services to the Company since our inception. Future compensation of officers will be determined by the Board of Directors based upon our financial condition and performance, our financial requirements, and individual performance of each officer.

As of January 1, 2024, we executed employment agreements with Charles Faulkner, the prior Chief Executive Officer, and Simon Wajcenberg, the former Chief Financial Officer, who had been engaged in November 2023. Under the employment agreements, they are entitled to compensation at the rate of $300,000 per year should the Company close on a debt or equity funding of a minimum of $75,000,000 by June 30, 2024. The Company did not raise all or any part of such funding and no compensation was paid. In connection with such employment, the CEO and CFO received warrants to each purchase up to 10% of the Company’s issued and outstanding shares of Common Stock, which warrants would have only become exercisable upon the closing of the funding at an exercise price equal to the average of the highest and lowest trading prices per share on the date of such closing. The CEO and CFO also received warrants to purchase an additional 10% of the Company’s common stock at an exercise price q\equal to five times the exercise price of the first warrants should be Company achieve revenues of a minimum of $10,000,000 per month for four consecutive months.. These employment agreements and warrants have been terminated as Messrs. Faulkner and Wajcenberg resigned effective March 6, 2025.

Further, we have no other compensatory plans or arrangements, including payments to be received from the Company, with respect to our present or former Executive Officers, or any other employee which would in any way result in payments to any such person because of resignation, retirement or other termination of such person’s employment with us, or any change in control of the Company, or a change in the person’s responsibilities following such a change in control.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our executive officers and employees. There is no fixed remuneration with the newly appointed officer – Mr. Aziz Ali.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Board has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) and do not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

The Company has not granted any options to any executive officer or director, has no stock option plan and no present intention to issue options to any officer or Director. The Company is a shell company, does not pay executive compensation and does not have material nonpublic information; therefore the Company has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Directors

Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time. In 2025 and 2024, we did not pay cash compensation to our directors for services as directors.

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

The full board of directors performs the functions of an audit committee, including the review and pre-approval of audit and permissible non-audit services provided by the independent registered public accounting firm. All such services were approved by the board prior to their performance, in accordance with the Company’s pre-approval policy

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

This information is not required of smaller reporting companies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2025. The information in this table provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 64,990,254 shares of common stock currently outstanding, 15,000,000 shares of common stock issuable upon the conversion of 1,000,000 shares of Series A Preferred Stock currently outstanding and no additional shares potentially acquired within sixty days.

Name and Address of Beneficial Owner (1)	Sole Voting and Investment Power	Shared Voting and Investment Power		Total Beneficially Owned		Percentage of Outstanding Shares Beneficially Owned
AlphaBit, LLC(1)	–	70,070,000	(2)	70,070,000	(2)	87.6%
Munaf Ali (3)	–	70,070,000	(2)	70,070,000	(2)	87.6%
All directors and executive officers as a group	0	–		0		0

(1)	AlphaBit, LLC’s is a Nevada limited liability company, its address is Skyview Residences Tower 1, Apartment 4804, Downtown Dubai, UAE.
(2)	Includes 15,000,000 shares of common stock underlying the 1,000,000 shares of the Company’s Series A Preferred Stock beneficially owned by the Reporting Person, calculated at the conversion rate in effect as of the date of this report.
(3)	Munaf Ali beneficially owns AlphaBit, LLC. Mr. Ali’s address is Skyview Residences Tower 1, Apartment 4804, Downtown Dubai, UAE.

Change of Control Arrangements

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our principal shareholder has advanced funds on an interest-free basis, with no maturity date, from inception for working capital. In 2025 and 2024, the principal shareholder advanced $57,952 and $35,647 for the Company’s expenses, respectively. As of December 31, 2025, and 2024, the balances due to shareholders were $ 285,204 and $227,252, respectively.

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

Audit Fees

The audit fees billed by our independent registered accounting firm RH CPA was $12,000 for the audit services rendered for the year 2025 and $12,000 for the audit services rendered for the year 2024. The aggregate fees for 2025 and 2024 were $24,000.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2025.

Tax Fees

During the year ended December 31, 2025, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the year ended December 31, 2025, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15.	EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of TechCom, Inc. dated June 30, 2017 (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of TechCom, Inc. dated January 28, 2019 (1)

3.3	By-Laws of TechCom, Inc. (1)

4.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock $.0001 Par Value of TechCom, Inc. dated January 2, 2019 (1)

4.2	Stock Purchase Agreement dated May 26, 2021 by and between AlphaBit, LLC and Kok Seng Yeap (incorporated by reference to Exhibit 99.1 to the general statement of acquisition of beneficial ownership on Schedule 13-D jointly filed by AlphaBit, LLC and Munaf Ali with the SEC on August 2, 2021)

10.1	Amended and Restated Employment Agreement between the Company and Charles Faulkner dated as of January 1, 2024 (2)

10.2	Amended and Restated Employment Agreement between the Company and Simon Wajcenberg dated as of January 1, 2024 (2)

10.3	First Warrant dated January 23, 2024 issued to Charles Faulkner (2)

10.4	First Warrant dated January 23, 2024 issued to Simon Wajcenberg (2)

10.5	Second Warrant dated January 23, 2024 issued to Charles Faulkner (2)

10.6	Second Warrant dated January 23, 2024 issued to Simon Wajcenberg (2)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2025 and 2024, (ii) Statement of Operations for the years ended December 31, 2025 and 2024, (iii) Statement of Stockholders’ Deficit for the years ended December 31, 2025 and 2024, and (iv) Statement of Cash Flows for the years ended December 31, 2025 and 2024, (v) Notes to Financial Statements.

___________

(1) Filed as an exhibit to the Company’s Form 10 filed on April 1, 2019

(2) Filed as an exhibit to the Company’s Form 8-K filed on January 30, 2024

* Filed herewith

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2026.

TECHCOM, INC.

Date: March 30, 2026	/s/Aziz Ali
Chief Executive Officer (Principal Executive Officer)
/s/Aziz Ali Chief Financial Officer, (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the dates indicated.

Name	Title	Date

/s/Aziz Ali	Director	March 30, 2026
Aziz Ali

