Form 10-Q
period 2026-03-31
TechCom, Inc.
filed 2026-05-06
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period ended March 31, 2026

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

+ 852 29803711

(Issuer’s telephone number)

___________________________

________________________________________________________

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of April 14, 2026: 64,990,254 shares of Common Stock, par value US $0.00001.

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

2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

TECHCOM, INC.

BALANCE SHEETS

AS OF MARCH 31, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$5,152	$939
Total current assets	5,152	939
Total assets	$5,152	$939

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$22,675	$23,647
Due to shareholders	301,078	285,204
Total current liabilities	323,753	308,851
Total liabilities	323,753	308,851

Stockholders’ deficit
Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of March 31, 2026 and December 31, 2025 and outstanding	650	650
Additional paid-in capital	2,418,816	2,418,816
Accumulated deficit	(2,738,167)	(2,727,478)
Total stockholders’ deficit	(318,601)	(307,912)
Total liabilities and stockholders’ deficit	$5,152	$939

See accompanying notes to financial statements.

TECHCOM, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Revenue	$–	$–
Cost of Sales	–	–
Gross Profit	–	–

Operating Expenses
Professional fees	8,164	7,500
General & administrative expenses	2,525	3,830
Total operating expenses	10,689	11,330

Loss from operations	(10,689)	(11,330)

Other income (expenses)
Interest expenses	–	–
Total other income (expenses)	–	–

Net income (loss)	$(10,689)	$(11,330)

Weighted average shares outstanding	64,990,254	64,990,254

Basic income (loss) per share	$0.00	$0.00
Diluted income (loss) per share	$0.00	$0.00

See accompanying notes to financial statements.

TECHCOM, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2025	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,727,478)	$(307,912)

Net income (loss)	–	–	–	–	–	(10,689)	(10,689)
Balance March 31, 2026	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,738,167)	$(318,601)

Balance December 31, 2024	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,673,991)	$(254,425)

Net income (loss)	–	–	–	–	–	(11,330)	(11,330)
Balance March 31, 2025	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,685,321)	$(265,755)

See accompanying notes to financial statements.

TECHCOM, INC.

STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash flows from operating activities
Net income (loss)	$(10,689)	$(11,330)
Adjustments to reconcile net income to net cash provided by operating activities :
Prepaid Expenses	–	–
Accounts payable and accrued expenses	(972)	(13,907)
Net cash provided by (used in) operating activities	(11,661)	(25,237)

Cash flows from financing activities
Due to shareholders	15,874	26,776
Net cash provided by (used in) financing activities	15,874	26,776

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	4,213	1,539
Cash and cash equivalents, beginning of period	939	1,296
Cash and cash equivalents, end of period	$5,152	$2,835

Supplemental disclosure of cash flow information
Interest paid	$–	$–

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

These statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2025 and notes thereto included in the Company’s 10-K. The Company follows the same accounting policies it used in the Company’s 10-K in the preparation of this interim report. Results of operations for the interim period are not indicative of annual results.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $318,601 with an accumulated deficit of $2,738,167. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. However, the shareholder is willing to provide necessary financial support minimum for the next 12 months. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Segment Reporting

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker function (which is fulfilled by our chief executive officer) in deciding how to allocate resources and in assessing performance. Our chief executive officer allocates resources and assesses performance based upon financial information at the level. Since we operate in one operating segment, all required financial segment information is presented in the financial statements.

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

NOTE 3 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of March 31, 2026 and December 31, 2025, the balances were $22,675 and $23,647, respectively.

NOTE 4 – DUE TO RELATED PARTY

In the normal business operations, the major shareholder funds the Company’s operation expenses. For the three months ended March 31, 2026 and 2025, the major shareholder paid $15,874 and $26,776, respectively.

As of March 31, 2026 and December 31, 2025, the balances of due to shareholder were $301,078 and $285,204, respectively.

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

NOTE 6 – EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of March 31,2026 and 2025, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15,000, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Company.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of March 31, 2026 and December 31, 2025, the outstanding shares of common stock were 64,990,254, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-Q . The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” and elsewhere in this Form 10  -Q. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

This discussion is intended to further the reader’s understanding of the Company’s financial condition and results of operations and should be read in conjunction with the Company’s financial statements and related notes included elsewhere herein. This discussion also contains forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other SEC filings. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. The Company is not party to any transactions that would be considered “off balance sheet” pursuant to disclosure requirements under Item 303(c) of Regulation S-K.

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

Due to our lack of revenues, we have not incurred any tax obligations for the three months ended March 31, 2026 and 2025. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

Results of Operations

Capitalization

The following table sets forth, as of March 31, 2026, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

Common stock, $0.00001 par value; 64,990,254 shares issued and outstanding at March 31, 2026	$650
Additional paid-in capital	2,418,816
Deficit accumulated during development stage	(2,738,167)

Total stockholders’ equity (deficit)	$(318,601)

Results of Operations for the three months ended March 31, 2026 and 2025

For the three months ended March 31, 2026 and 2025, we had no revenue.

Costs of revenue during these above same periods were $0.

For the three months ended March 31, 2026 and 2025, professional and administrative expenses were $10,689 and $11,330, respectively. There are no significant changes.

For the three months ended March 31, 2026 and 2025, professional expenses were $8,164 and $7,500, respectively. The increase of $ 664 in professional fees was due to the higher consultation fees for the three months ended March 31, 2026.

For the three months ended March 31, 2026 and 2025, general and administrative expenses were $2,525 and $3,830 respectively. The decrease of $ 1,305 in general and administrative was due mainly attributable to virtual office and mail handling expenses incurred in the prior period ($2,386), which did not recur in the current period.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $ 318,601 with an accumulated deficit of $ 2,738,167. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of March 31, 2026, the Company’s sole officer is Mr. Aziz Ali. He is serving as the Director, Chief Executive Officer and Chief Financial Officer.

Liquidity and Capital Resources

As of March 31, 2026, we had cash of approximately $ 5,152.

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

As a result of our current liquidity status, no officer or director received cash compensation through March 31, 2026.

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

During the three months    ended March 31, 2026, the Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this Item is not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2026 and December 31, 2025, (ii) Statement of Operations for the three months period ended March 31, 2026 and 2025, (iii) Statement of Cash Flows for the three months period ended March 31, 2026 and 2025, (iv) Statement of Stockholders’ Deficit for the period ended March 31, 2026 and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: May 6, 2026	By:	/s/ Aziz Ali
Aziz Ali
Chief Executive Officer

