Form 10-Q
period 2026-06-30
TechCom, Inc.
filed 2026-08-10
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period ended June 30, 2026

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.00001

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of July 21, 2026: 64,990,254 shares of Common Stock, par value US $0.00001.

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

2

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

TECHCOM, INC.

BALANCE SHEETS

AS OF JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025 (AUDITED)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$5,314	$939
Total current assets	5,314	939
Total assets	$5,314	$939

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$15,368	$23,647
Due to shareholders	315,364	285,204
Total current liabilities	330,732	308,851
Total liabilities	330,732	308,851

Stockholders’ deficit
Convertible Preferred stock, $0.0001 par value, 5,000,000 share authorized, 1,000,000 shares issued and outstanding	100	100
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of June 30, 2026 and December 31, 2025 and outstanding	650	650
Additional paid-in capital	2,418,816	2,418,816
Accumulated deficit	(2,744,984)	(2,727,478)
Total stockholders’ deficit	(325,418)	(307,912)
Total liabilities and stockholders’ deficit	$5,314	$939

See accompanying notes to financial statements.

TECHCOM, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$–	$–	$–	$–
Cost of Sales	–	–	–	–
Gross Profit	–	–	–	–

Operating Expenses
Professional fees	5,037	10,300	13,201	17,800
General & administrative expenses	1,780	2,533	4,305	6,363
Total operating expenses	6,817	12,833	17,506	24,163

Loss from operations	(6,817)	(12,833)	(17,506)	(24,163)

Other income (expenses)
Interest expenses	–	–	–	–
Total other income (expenses)	–	–	–	–

Net income (loss)	$(6,817)	$(12,833)	$(17,506)	$(24,163)

Weighted average shares outstanding	64,990,254	64,990,254	64,990,254	64,990,254

Basic income (loss) per share	0.00	0.00	0.00	0.00
Diluted income (loss) per share	0.00	0.00	0.00	0.00

See accompanying notes to financial statements.

TECHCOM, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2025	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,727,478)	$(307,912)

Net income (loss)	–	–	–	–	–	(17,506)	(17,506)
Balance June 30, 2026	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,744,984)	$(325,418)

Balance April 1, 2026	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,738,167)	$(318,601)

Net income (loss)	–	–	–	–	–	(6,817)	(6,817)
Balance June 30, 2026	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,744,984)	$(325,418)

Balance December 31, 2024	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,673,991)	$(254,425)

Net income (loss)	–	–	–	–	–	(24,163)	(24,163)
Balance June 30, 2025	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,698,154)	$(278,588)

Balance April 1, 2025	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,685,321)	$(265,755)

Net income (loss)	–	–	–	–	–	(12,833)	(12,833)
Balance June 30, 2025	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,698,154)	$(278,588)

See accompanying notes to financial statements.

TECHCOM, INC.

STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows from operating activities
Net income (loss)	$(17,506)	$(24,163)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid Expenses	–	–
Accounts payable and accrued expenses	(8,279)	(11,529)
Net cash provided by (used in) operating activities	(25,785)	(35,692)

Cash flows from financing activities
Due to shareholders	30,160	36,326
Net cash provided by (used in) financing activities	30,160	36,326

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	4,375	634
Cash and cash equivalents, beginning of period	939	1,297
Cash and cash equivalents, end of period	$5,314	$1,931

Supplemental disclosure of cash flow information
Interest paid	$–	$–

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $325,418 with an accumulated deficit of $2,744,984. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

NOTE 3 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of June 30, 2026 and December 31, 2025, the balances were $15,368 and $23,647, respectively.

NOTE 4 – DUE TO RELATED PARTY

In the normal business operations, the major shareholder funds the Company’s operation expenses. For the six and three months ended June 30, 2026, the major shareholder paid $30,160 and $14,286, respectively. For the six and three months ended June 30, 2025, the major shareholder paid $36,326 and $9,550, respectively.

As of June 30, 2026 and December 31, 2025, the balances of due to shareholder were $315,364 and $285,204, respectively.

The above balances are unsecured, re-payable on demand (no fixed repayment or maturity dates) and do not carry any interest. Accordingly, there are no prepayment provisions associated with these balances. Further no collateral or guarantees have been provided in respect of these balances

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

NOTE 6 - EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of June 30, 2026 and June 30, 2025, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15,000, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Company.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of June 30, 2026 and December 31, 2025, the outstanding shares of common stock were 64,990,254, respectively.

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

Due to our lack of revenues, we have not incurred any tax obligations for the six months ended June 30, 2026 and 2025. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

Results of Operations

Capitalization

The following table sets forth, as of June 30, 2026, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

Common stock, $0.00001 par value; 64,990,254 shares issued and outstanding at June 30, 2026	$650
Additional paid-in capital	2,418,816
Deficit accumulated during development stage	(2,744,984)

Total stockholders’ equity (deficit)	$(325,418)

Results of Operations for the three and six months ended June 30, 2026 and 2025

For the three and six months ended June 30, 2026 and 2025, we had no revenue.

Costs of revenue during these above same periods were $0.

For the six months ended June 30, 2026 and 2025, professional and administrative expenses were $17,506 and $24,163, respectively.

The decrease of $6,657 was primarily attributable to lower legal and professional fees incurred during the current period, including reduced costs associated with SEC filings, corporate governance, and other professional advisory services. In addition, the Company incurred lower administrative expenses compared to the prior-year period, reflecting reduced ongoing corporate and administrative activities.

For the six months ended June 30, 2026 and 2025, professional expenses were $13,201 and $17,800, respectively. The decrease of $4,599 was primarily attributable to lower legal and professional fees incurred during the current period. During the prior-year period, the Company incurred higher legal costs related to SEC filings, corporate governance matters, Delaware annual compliance, and other corporate advisory services. In addition, audit and accounting fees were lower during the current period due to reduced professional services required.

For the three months ended June 30, 2026 and 2025, professional and administrative expenses were $6,817 and $12,833, respectively. The decrease of $6,016 was primarily attributable to lower legal and professional fees incurred during the current quarter. During the corresponding period in 2025, the Company incurred higher legal fees related to SEC filings, Delaware corporate compliance, and corporate governance matters, which did not recur in the current quarter. The decrease was also partially attributable to lower administrative expenses during the current quarter.

For the three months ended June 30, 2026 and 2025, professional expenses were $5,037 and $10,300 respectively. The decrease of $5,263 was primarily due to the absence of significant legal fees incurred in the prior-year quarter for SEC filing and corporate governance matters. Professional fees during the current quarter consisted primarily of audit review, accounting and compliance services, and related professional disbursements, resulting in lower overall professional expenses compared to the corresponding period in 2025.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $325,418 with an accumulated deficit of $2,744,984. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Significant changes in the number of employees

As of June 30, 2026, the Company’s sole officer is Mr. Aziz Ali. He is serving as the Director, Chief Executive Officer and Chief Financial Officer.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of approximately $5,314.

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

As a result of our current liquidity status, no officer or director received cash compensation through June 30, 2026.

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

During the six months ended June 30, 2026, the Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this Item is not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2026 and December 31, 2025, (ii) Statement of Operations for the six months period ended June 30, 2026 and 2025, (iii) Statement of Cash Flows for the six months period ended June 30, 2026 and 2025, (iv) Statement of Stockholders’ Deficit for the period ended June 30, 2026 and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: August 10, 2026	By:	/s/ Aziz Ali
Aziz Ali
Chief Executive Officer

