Form 10-Q
period 2026-09-30
TechCom, Inc.
filed 2026-10-27
CIK 1481443

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period ended September 30, 2026

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of October 21, 2026: 64,990,254 shares of Common Stock, par value US $0.00001.

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

2

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

TECHCOM, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025 (AUDITED)

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$13,491	$939
Total current assets	13,491	939
Total assets	$13,491	$939

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$22,469	$23,648
Due to shareholders	327,765	285,204
Total current liabilities	350,234	308,852
Total liabilities	350,234	308,852

Stockholders’ deficit
Convertible Preferred stock, $0.0001 par value, 5,000,000 share authorized, 1,000,000 shares issued and outstanding	100	100
Common stock, $0.00001 par value; 9,888,000,000 shares authorized; 64,990,254 shares issued and outstanding as of September 30, 2026 and December 31, 2025 and outstanding	650	650
Additional paid-in capital	2,418,816	2,418,816
Accumulated deficit	(2,756,309)	(2,727,479)
Total stockholders’ deficit	(336,743)	(307,913)
Total liabilities and stockholders’ deficit	$13,491	$939

See accompanying notes to financial statements.

TECHCOM, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$–	$–	$–	$–
Cost of Sales	–	–	–	–
Gross Profit	–	–	–	–

Operating Expenses
Professional fees	9,514	9,645	22,715	27,445
General & administrative expenses	1,810	1,918	6,115	8,281
Total operating expenses	11,324	11,563	28,830	35,726

Loss from operations	(11,324)	(11,563)	(28,830)	(35,726)

Other income (expenses)
Interest expenses	–	–	–	–
Total other income (expenses)	–	–	–	–

Income taxes	–	–	–	–
Net Loss and Comprehensive (Loss)	$(11,324)	$(11,563)	$(28,830)	$(35,726)

Weighted average shares outstanding	64,990,254	64,990,254	64,990,254	64,990,254

Basic income (loss) per share	$0.00	$0.00	$0.00	$0.00
Diluted income (loss) per share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to financial statements.

TECHCOM, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2025	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,727,479)	$(307,913)

Net income (loss)	–	–	–	–	–	(28,830)	(28,830)
Balance September 30, 2026	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,756,309)	$(336,743)

Balance June 30, 2026	1,000,000	100	64,990,254	650	2,418,816	(2,744,985)	(325,419)

Net income (loss)	–	–	–	–	–	(11,324)	(11,324)
Balance September 30, 2026	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,756,309)	$(336,743)

Balance December 31, 2024	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,673,991)	$(254,425)

Net income (loss)	–	–	–	–	–	(35,726)	(35,726)
Balance September 30, 2025	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,709,716)	$(290,150)

Balance June 30, 2025	1,000,000	100	64,990,254	650	2,418,816	(2,698,153)	(278,587)

Net income (loss)	–	–	–	–	–	(11,563)	(11,563)
Balance September 30, 2025	1,000,000	$100	64,990,254	$650	$2,418,816	$(2,709,716)	$(290,150)

See accompanying notes to financial statements.

TECHCOM, INC.

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net income (loss)	$(28,830)	$(35,726)
Debt forgiven	–	–
Stock issuance	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid Expenses	–	–
Accounts payable and accrued expenses	(1,179)	(7,332)
Net cash provided by (used in) operating activities	(30,009)	(43,058)

Cash flows from financing activities
Due to shareholders	42,561	43,692
Net cash provided by (used in) financing activities	42,561	43,692

Cash flows from investing activities
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Net change in cash and cash equivalents	12,552	634
Cash and cash equivalents, beginning of period	939	1,297
Cash and cash equivalents, end of period	$13,491	$1,931

Supplemental disclosure of cash flow information
Interest paid	$–	$–

See accompanying notes to financial statements.

TECHCOM, INC.

Notes to Financial Statements

For the Period Ended September 30, 2026

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $336,743 with an accumulated deficit of $2,756,309 as of September 30, 2026. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

NOTE 3 – ACCRUED EXPENSES

The accrued expenses represent the professional fees incurred but not paid. As of September 30, 2026 and December 31, 2025, the balances were $22,469 and $23,648, respectively.

NOTE 4 – DUE TO RELATED PARTY

In the normal business operations, the major shareholder funds the Company’s operation expenses. For the nine and three months ended September 30, 2026, the major shareholder paid $42,561 and $12,401, respectively. For the nine and three months ended September 30, 2025, the major shareholder paid $43,692 and $7,366, respectively. The amounts due for the advances from the shareholder, who is a related party, are interest free, unsecured and payable on demand.

As of September 30, 2026 and December 31, 2025, the balances of due to shareholder were $327,765 and $285,204, respectively.

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

NOTE 6 - EQUITY

The Company is authorized to issue 5,000,000 shares of $0.0001 par value convertible preferred stock. As of September 30, 2026 and September 30, 2025, the preferred shares of Series A issued and outstanding were 1,000,000. The 1,000,000 shares of Series A preferred stock are convertible at the rate of 1:15,000, and each share of such convertible preferred stock has the voting power at the same rate that the preferred stock could be converted. The holders of Series A preferred stock have no preemptive rights to purchase, subscribe, for, or otherwise acquire stock of any class of the Company.

During 2017, the Company issued 120,000,000 shares of common stock, which were valued at $1,200, as compensation for the Company’s CEO at the time.

On January 28, 2019, the Board approved and filed the amendment for a reverse common stock split at a ratio of 1,000:1. The par value of the common shares remained at $0.00001 per share.

On October 31, 2019, the majority shareholder of the Company converted $55,070 due to him into 55,070,000 shares of Common Stock at a price of $0.001 per share.

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

The Company is authorized to issue 9,888,000,000 shares of $0.00001 par value common stock. As of September 30, 2026 and December 31, 2025, the outstanding shares of common stock were 64,990,254, respectively.

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

This discussion is intended to further the reader’s understanding of the Company’s financial condition and results of operations and should be read in conjunction with the Company’s financial statements and related notes included elsewhere herein. This discussion also contains forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this Quarterly Report   and in the Company’s other SEC filings. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. The Company is not party to any transactions that would be considered “off balance sheet” pursuant to disclosure requirements under Item 303(c) of Regulation S-K.

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

Income Taxes

As of September 30, 2026, the Company has incurred net operating losses (NOLs) and has not generated taxable income for the three, six and nine-month periods then ended. The Company’s deferred tax assets resulting from these NOLs and other temporary differences have been fully offset by a valuation allowance, as management believes it is not more likely than not that the deferred tax assets will be realized in the foreseeable future.

Accordingly, no current or deferred income tax provision has been recorded in the accompanying condensed financial statements.

The Company has also evaluated its tax positions and determined that no material uncertain tax positions exist as of September 30, 2026, in accordance with the guidance under ASC 740-10.

The Tax Cuts and Jobs Act of 2017 (the “TCJA”), effective for tax years beginning after December 31, 2017, introduced significant changes to U.S. federal tax law, including reducing the federal corporate income tax rate from 35% to 21%. The Company has reflected the impact of the TCJA in its deferred tax calculations.

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

Due to our lack of revenues, we have not incurred any tax obligations for the nine months ended September 30, 2026 and 2025. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

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

Results of Operations

Capitalization

The following table sets forth, as of September 30, 2026, the capitalization of TechCom, Inc. on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

Common stock, $0.00001 par value; 64,990,254 shares issued and outstanding at September 30, 2026	$650
Additional paid-in capital	2,418,816
Deficit accumulated during development stage	(2,756,309)

Total stockholders’ equity (deficit)	$(336,743)

Results of Operations for the three and nine months ended September 30, 2026 and 2025

For the three and nine months ended September 30, 2026 and 2025, we had no revenue.

Costs of revenue during these above same periods were $0.

For the nine months ended September 30, 2026 and 2025, professional and administrative expenses were $28,830 and $35,726, respectively. The decrease of $6,896 was primarily attributable to lower legal and professional fees incurred during the current period, including reduced costs associated with SEC filings, corporate governance, and other professional advisory services. In addition, the Company incurred lower administrative expenses compared to the prior-year period, reflecting reduced ongoing corporate and administrative activities.

For the nine months ended September 30, 2026 and 2025, professional expenses were $22,715, and $27,445, respectively. The decrease of $4,730 was primarily attributable to lower legal and professional fees incurred during the current period. During the prior-year period, the Company incurred higher legal costs related to SEC filings, corporate governance matters, Delaware annual compliance, and other corporate advisory services. In addition, audit and accounting fees were lower during the current period due to reduced professional services required.

For the three months ended September 30, 2026 and 2025, professional and administrative expenses were $11,324 and $11,563, respectively. The decrease of $239 was primarily attributable to lower legal and professional fees incurred during the current quarter. During the corresponding period in 2025, the Company incurred higher legal fees related to SEC filings, Delaware corporate compliance, and corporate governance matters, which did not recur in the current quarter. The decrease was also partially attributable to lower administrative expenses during the current quarter.

For the three months ended September 30, 2026 and 2025, professional expenses were $9,514 and $9,645, respectively. The decrease of $131 was primarily due to the absence of significant legal fees incurred in the prior-year quarter for SEC filing and corporate governance matters. Professional fees during the current quarter consisted primarily of audit review, accounting and compliance services, and related professional disbursements, resulting in lower overall professional expenses compared to the corresponding period in 2025.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and has a stockholders deficit of $336,743 with an accumulated deficit of $2,756,309 at September 30, 2026. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. However, the principal shareholder is willing to provide necessary financial support minimum for the next 12 months. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant changes in the number of employees

As of September 30, 2026, the Company’s sole officer is Mr. Aziz Ali. He is serving as the Director, Chief Executive Officer and Chief Financial Officer.

Liquidity and Capital Resources

As of September 30, 2026, we had cash of approximately $13,491.

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

As a result of our current liquidity status, no officer or director received cash compensation through September 30, 2026.

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

During the nine months ended September 30, 2026, the Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2026 and December 31, 2025, (ii) Statement of Operations for the nine months period ended September 30, 2026 and 2025, (iii) Statement of Cash Flows for the nine months period ended September 30, 2026 and 2025, (iv) Statement of Stockholders’ Deficit for the period ended September 30, 2026 and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechCom, Inc.

Dated: October 27, 2026	By:	/s/ Aziz Ali
Aziz Ali
Chief Executive Officer

